Form 10QSB
period 2000-03-31
CARBITE GOLF INC
filed 2000-10-23
CIK 1095102

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                             ____________________

                                  FORM 10-QSB

         QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2000

                       Commission file Number:  0-28707



                              CARBITE GOLF, INC.
       (Exact Name of Small Business Issuer as Specified in Its Charter)


British Columbia, Canada                                33-0770893
(State or Other Jurisdiction of                       (IRS Employer
Incorporation or Organization)                      Identification No.)


                            9985 HUENNEKENS STREET
                              SAN DIEGO, CA 92121
                   (Address of Principal Executive Offices)

                 Registrant's Telephone Number (858) 625-0065


Check Whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes______
No  X
  -----

On September 15, 2000, 25,371,750 shares of the Registrant's Common Stock, no par value, were outstanding.



Index                                                           Page No.

PART I        FINANCIAL INFORMATION

Item 1.       Financial Statements:                                  3

              Condensed Consolidated Balance Sheet                   3

              Condensed Consolidated Statements of Operations        4

              Condensed Consolidated Statements of Cash Flows        5

              Notes to Condensed Consolidated Financial Statements   6

Item 2.       Management's Discussion and Analysis of
              Financial Condition and Results of Operations          8

PART II       OTHER INFORMATION

Item 5.       Other Information                                      9

Item 6.       Exhibits and Reports on Form 8-K                      10

SIGNATURES                                                          10

                        PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                               CARBITE GOLF INC
                     CONDENSED CONSOLIDATED BALANCE SHEET
                                MARCH 31, 2000
                                  (UNAUDITED)

--------------------------------------------------------------------------------
ASSETS
Current Assets
       Cash                                                       $   665,018
       Accounts Receivable                                          2,538,346
       Inventory                                                    2,510,636
       Prepaid Expenses                                               294,959
       Future Tax Assets                                              150,000
--------------------------------------------------------------------------------
Total Current Assets                                                6,158,959

Capital Assets                                                        751,258
Patents and Trademarks Net of Amortization                             88,859
Goodwill Net of Amortization                                        2,137,978
Other Non-Current Assets (Deferred Costs)                             232,114
--------------------------------------------------------------------------------
Total Assets                                                      $ 9,369,168

================================================================================
LIABILITIES AND STOCKHOLDERS EQUITY
Current Liabilities
       Accounts Payable                                               603,016
       Accrued Liabilities                                           185,932
       Bank Loan                                                      559,783
       Income Tax Payable                                              33,977

--------------------------------------------------------------------------------
Total Current Liabilities                                         $ 1,382,708

--------------------------------------------------------------------------------
Shareholders Equity
Share Capital                                                      10,835,612
Deficit                                                            (2,849,152)

Total Stockholders Equity                                           7,986,460

--------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS EQUITY                         $ 9,369,168

================================================================================

                               CARBITE GOLF INC
                CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                MARCH 31, 2000
                                  (UNAUDITED)

                                                  Three months ended March 31,
                                                       2000           1999
--------------------------------------------------------------------------------
Net Sales                                           $4,245,876     $4,115,129
Cost of Goods Sold                                   2,243,546      2,119,600

--------------------------------------------------------------------------------
Gross Profit                                         2,002,330      1,995,529

Operating Expenses
 Selling Expenses                                    1,398,900        954,172

 General And Administrative Expenses                   506,423        415,679

 Research and Development Costs                        143,449        115,780

--------------------------------------------------------------------------------

Income from Operations                                 (46,442)       509,898

 Amortization                                         (128,447)      (101,628)

 Interest income (expense)                               4,581         (1,209)

 Other Expense                                               0       (209,843)
--------------------------------------------------------------------------------

Net Income                                            (170,308)       197,218

================================================================================

Basic and Diluted Earnings per Share                      (.01)           .01

================================================================================

                               CARBITE GOLF INC
                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                MARCH 31, 2000

                                                   Three months ended March 31,
                                                       2000            1999
--------------------------------------------------------------------------------
Cash Flows used in Operating Activities

Net Loss                                                (170,308)      197,218
Adjustments to Net Loss to Cash Used in Operations:

     Additional Paid in Capital
     Deferred Costs on Unrecognized Sales                 51,395        61,566
     Amortization                                         77,052        72,500
     Depreciation                                         40,424        30,914
Changes in Operating Assets and Liabilities:

     Inventories                                        (129,051)      462,752
     Accounts Receivable                                 (78,845)     (799,039)
     Other Current                                      (128,804)     (634,195)
     Accounts Payable and Accrued Liabilities           (160,176)      460,050
--------------------------------------------------------------------------------
Cash Used in Operating Activities                       (498,313)     (148,234)

--------------------------------------------------------------------------------
Cash Flows from Investing Activities:

     Purchases of Capital Equipment                     (173,756)     (176,741)
     Other Investment                                    (28,625)      (21,695)
--------------------------------------------------------------------------------
Cash Used in Investing Activities                       (202,381)     (198,436)

--------------------------------------------------------------------------------
Cash Flows from Financing Activities:
     Net Borrowings (payments) under Line of Credit      327,225             0
     Repayments of L/T Debt                               (3,393)       (2,124)
     Change in Foreign Currency                              358         1,305
     Net Proceeds From Sale of Common Stock              380,853       602,551
--------------------------------------------------------------------------------
Cash Provided by Financing Activities                    705,043       601,732

--------------------------------------------------------------------------------
Net Increase (Decrease) in Cash                            4,349       255,062

Cash at Beginning of Period                              660,669     1,154,678
--------------------------------------------------------------------------------
Cash at End of Period                                  $ 665,018    $1,409,740

================================================================================

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - QUARTERLY FINANCIAL STATEMENTS

The accompanying condensed consolidated financial statements and related notes as of March 31, 2000 and for the three month periods ended March 31, 2000 and 1999 are unaudited but include all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of financial position and results of operations of the Company for the interim periods. The results of operations for the three-month period ended March 31, 2000 are not necessarily indicative of the operating results to be expected for the full fiscal year. The information included in this report should be read in conjunction with the Company's audited consolidated financial statements and notes thereto and the other information, including risk factors, set forth for the year ended December 31, 1999 in the Company's Form 10-SB. Readers of this Quarterly Report on Form 10-QSB are strongly encouraged to review the Company's Form 10-SB. Copies are available from the Company's Investor Relations Department at 9985 Huennekens Street, San Diego, CA 92121.

NOTE 2 - ACCOUNTS RECEIVABLE

Accounts Receivable at March 31, 2000 were $2,842,572 with a reserve for doubtful accounts of ($304,226) for net receivables of $2,538,346.

NOTE 3 - INVENTORY

     Inventories consist of:
          Raw materials             $1,869.263
          Finished goods               541,373

                                    ----------
                                    $2,510,636
NOTE 4 - BANK LOAN

We have a $1,000,000 Revolving Line of Credit with Scripps Bank in San Diego, California, which is at the lender's general reference rate of interest and is collateralized by accounts receivable. As of March 31, 2000, we had drawn $519,150 under that Line of Credit.

NOTE 5 - LETTER OF CREDIT COMMITMENTS

The Company purchases some components from overseas vendors through Letter of Credit financing. At March 31, 2000, we had $338,641 in such Letters of Credit outstanding with Scripps Bank, San Diego. These Letters of Credit are generally due and payable by the Company upon shipment of the products by our vendors.

NOTE 6 - EARNINGS PER SHARE

Earnings per share are calculated by dividing the loss available to common shareholders by the weighted average of shares outstanding during the period. At March 31, 2000, there were 23,426,486 common shares outstanding. The computation of diluted loss per share excludes the effect of the exercise of share options and share purchase warrants outstanding because their effect would be antidilutive due to losses incurred by the Company during this period. At March 31, 2000, there were 2,939,740 share options and 1,291,250 share purchase warrants outstanding.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements which involve substantial risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth in this section and elsewhere in this Quarterly Report on Form 10-QSB.

RESULTS OF OPERATIONS

     Net Sales. Net consolidated sales through the first quarter of 2000 were $4,245,876, a 3% increase compared to $4,115,129 in the first quarter of 1999. Putter sales were essentially flat even though we introduced no new models. Wedge sales were below our projections due to the delayed launch of our Polar Balanced Wedge product.

     Gross Profit. Gross margins decreased approximately 3% due to "close out" sales of slower moving putters.

     Operating Expenses. Operating Expenses for the first quarter of 2000 were $2,048,772 up 38% compared to $1,485,631 for 1999, due to increases in Sales and Marketing, General and Administrative, and Research and Development noted below.

     Sales and Marketing. Sales and Marketing expense increased 32% over the same quarter last year, principally due to increases in commission expense and sales staff. Commissions were up due to (i) the use of outside call rooms for telemarketing campaigns where commissions are 20-25% on gross sales and (ii) a portion of 1999 sales were not paid until First Quarter 2000 due to a computer software error. Salaries in the sales department were up as we added sales personnel. Marketing expenses were also higher due to production and testing expenses for an infomercial which had not yet been rolled out.

     General and Administrative Expense. General and Administrative expenses were $506,423, an increase of 21% from $408,036 in the first quarter of 1999. These increases were primarily due to an increase in wages and salaries. Moving costs and higher rent also contributed in increased G&A as we completed our move from an 18,000 square foot facility to a 26,000 square foot facility in February 2000.

     Research and Development Expense. Research and Development expenses increased 24% in the first quarter of 2000 compared to the first quarter of 1999. This increase was in wages and salaries to cover additional work on new products and improvement of current technologies.

     Other Expenses. Other expenses were higher in deferred costs and depreciation, but the same for amortization of goodwill. There were more infomercial costs to expense in the first quarter of 2000 compared to1999. Depreciation was higher by $9,510 in 2000 because of the purchase of new computer information systems software.

     Income Taxes. The company has not recorded a provision for income taxes for the current three-month period, as losses have been incurred to this point in the current year.

     Capital Expenditures. Capital Expenditures in the first quarter of 2000 were $95,338, compared to $198,437 in the first quarter of 1999. $56,970 was paid for a secondary Polar Balanced Putter tooling and $11,675 for Yipless Putter robots that demonstrate Carbite Technology in a retail environment. The remaining balance was used in set-up of our new building for equipment and production support.

LIQUIDITY AND CAPITAL RESOURCES

     We have historically financed our business through cash flow from operations and the private placement of equity and/or debt securities, supplemented with short-term borrowings from commercial lenders. In March, 2000, we raised $550,000 through a private equity placement with a director, resident in Canada. Net cash used by operating activities was $498,313 for the quarter ended March 31, 2000 compared to $148,234 net cash used for the same quarter in 1999. As of March 31, 2000, we had drawn $519,150 under our $1,000,000 Credit Facility at Scripps Bank, San Diego.


                                    PART II
                               OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

     On February 4, 2000, we moved to a new headquarters building at 9985 Huennekens Street, San Diego, California. We are leasing the building under a four-year lease dated October 29, 1999 that calls for base rent of $20,185 per month. This facility provides 26,000 square feet of office, warehouse, manufacturing, and research and development space and should provide adequate facilities for growth in the foreseeable future.

     David Williams, the President of Roxborough Holdings in Toronto, Canada, was appointed to the Company's Board of Directors at a Board meeting on February 17, 2000.

     On March 15, 2000, we completed an Amended and Restated Endorsement Agreement with pro golfer, Fuzzy Zoeller. The basic terms of the agreement are the same as the original agreement in August, 1999, i.e., a five-year Endorsement Agreement whereby Zoeller will play, endorse, and assist in the development of Carbite products worldwide. The Agreement calls for payments to Zoeller in a combination of cash and stock of $138,000 for the first six months (August 1999 to February 2000) and five annual payments of cash and stock thereafter with a dollar value of $300,000 in Year 2, $300,000 in Year 3, $500,000 in Year 4, $550,000 in Year 5 and $575,000 in Year 6. We have the right to terminate the arrangement if 2001 sales do not reach $25 million. This agreement simply clarifies the procedures for the issuance of shares to Zoeller.

     On March 17, 2000, a private placement of 1,000,000 shares was completed with David Williams, a Director, for $.55 CDN per share. 500,000 warrants were attached with an exercise price of $.55 CDN per share with an expiration date of March 17, 2001. No underwriters were used in this transaction and we have relied upon the exemptions provided by Section 4(2) and/or Regulation D of the Securities Act.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits. The exhibits filed as part of this report are listed below:

               Exhibit No.      Description
               -----------      -----------

               10.17            Amended and Restated Endorsement
                                Agreement with Fuzzy Zoeller Productions dated as of March 15, 2000

               27.1             Financial Data Schedule


     (b) Reports on Form 8-K. No reports on Form 8-K were filed during the Quarter ended March 31, 2000.



                                  SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             CARBITE GOLF, INC.



Date:   October 15, 2000                     By: /s/ John Pierandozzi
                                                 --------------------
                                                 John Pierandozzi
                                                 President and CEO