Form 10QSB
period 2000-06-30
CARBITE GOLF INC
filed 2000-10-23
CIK 1095102

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                             ____________________

                                  FORM 10-QSB

 QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
                                     1934

                 For the quarterly period ended June 30, 2000

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


Check Whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ____
No X
  ---


On September 15, 2000, 25,371,750 shares of the Registrant's Common Stock, no par value, were outstanding.

Index                                                        Page No.

PART I     FINANCIAL INFORMATION                                   3

Item 1.    Financial Statements:                                   3

           Condensed Consolidated Balance Sheet                    3

           Condensed Consolidated Statements of Operations         4

           Condensed Consolidated Statements of Cash Flows         5

           Notes to Condensed Financial Statements                 6

Item 2.    Management's Discussion and Analysis of
              Financial Condition and Results of Operations        8

PART II    OTHER INFORMATION


Item 5.    Other Information                                       10

Item 6.    Exhibits and Reports on Form 8-K                        11


SIGNATURES                                                         11

                        PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                               CARBITE GOLF INC
                     CONDENSED CONSOLIDATED BALANCE SHEET
                                 JUNE 30, 2000
                                  (UNAUDITED)

________________________________________________________________________________
ASSETS
Current Assets
   Cash                                                          $ 1,437,254
   Accounts Receivable                                             2,084,299
   Note Receivable                                                   253,238
   Inventory                                                       2,347,015
   Prepaid Expenses                                                  364,530
   Future Tax Assets                                                 150,000

________________________________________________________________________________
Total Current Assets                                               6,636,336

Capital Assets                                                       747,478
Patents and Trademarks Net of Amortization                            84,427
Goodwill Net of Amortization                                       2,065,481
Other Non-Current Assets (Deferred Costs)                            184,574

________________________________________________________________________________
Total Assets                                                     $ 9,718,296

================================================================================
LIABILITIES AND STOCKHOLDERS EQUITY
Current Liabilities
   Accounts Payable                                                  843,318
   Accrued Liabilities                                               404,600
   Bank Loan                                                         519,150
   Income Tax Payable                                                 33,977
   Other Current Liabilities                                          37,208

________________________________________________________________________________
Total Current Liabilities                                        $ 1,838,253

--------------------------------------------------------------------------------
Shareholders Equity
Share Capital                                                     11,260,612
Deficit                                                           (3,380,569)

Total Stockholders Equity                                          7,880,043

--------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS EQUITY                        $ 9,718,296

================================================================================

                               CARBITE GOLF INC
                CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                 JUNE 30, 2000
                                  (UNAUDITED)

                                            Three months ended June 30,    Six months ended June 30
                                               2000             1999          2000          1999
-----------------------------------------------------------------------------------------------------------
Net Sales                                   $  4,951,448   $  5,491,681    $  9,197,324   $  9,606,810
Cost of Goods Sold                             2,778,665      2,956,414       4,969,913      5,076,159

-----------------------------------------------------------------------------------------------------------
Gross Profit                                   2,172,783      2,535,267       4,227,411      4,530,651

Operating Expenses
   Selling Expenses                            1,774,684      1,782,656       3,173,584      2,736,828

   Gen. and Admin. Expenses                      620,197        376,300       1,186,845        795,834

   Research & Development Costs                  151,013        112,541         294,462        228,321

-----------------------------------------------------------------------------------------------------------

Income from Operations                          (376,977)       263,770        (427,479)       769,668

   Amortization                                 (129,678)      (105,627)       (254,065)      (203,235)

   Interest  income (expense)                    (24,404)        (4,356)       ( 19,823)        (5,565)

   Other Expense                                       0        (37,524)              0       (247,367)

-----------------------------------------------------------------------------------------------------------

Net Income                                      (531,059)       116,263        (701,367)       313,481

===========================================================================================================

Basic and Diluted Earnings Per Share                (.02)           .01            (.03)           .01

===========================================================================================================

                               CARBITE GOLF INC
                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 JUNE 30, 2000

                                                                      Six months ended June 30,     Three Months ended June 30,
                                                                          2000            1999            2000          1999
-----------------------------------------------------------------------------------------------------------------------------------
Cash Flows used in Operating Activities

Net Loss                                                               (701,367)  $    313,481         (531,059)  $  116,263
Adjustments to Net Loss
   to Cash Used in Operations:

     Gain/(loss) on other discontinued operation                                       (67,203)                      (67,203)
     Deferred Costs on Unrecognized Sales                                97,662        151,000           46,267       89,434
     Amortization                                                       156,403        145,000           79,351       72,500
     Depreciation                                                        84,908         67,203           44,484       36,289
Changes in Operating Assets and Liabilities:

     Inventories                                                         34,570        (81,820)         163,621     (544,572)

     Accounts Receivable                                                 76,049     (1,111,117)         154,894     (312,078)
     Other Current                                                     (315,510)      (522,484)         (13,531)     111,711
     Accounts Payable and Accrued Liabilities                           471,968        204,848          458,969     (255,202)
-----------------------------------------------------------------------------------------------------------------------------------
Cash Used in Operating Activities                                       (95,317)      (901,092)         402,996     (752,858)

-----------------------------------------------------------------------------------------------------------------------------------
Cash Flows from Investing Activities:

     Purchases of Capital Equipment                                    (219,030)      (283,765)         (45,274)    (107,024)
     Other Investment                                                   (35,725)       (41,947)          (7,100)     (20,252)
-----------------------------------------------------------------------------------------------------------------------------------
Cash Used in Investing Activities                                      (254,755)      (325,712)         (52,374)    (127,276)

-----------------------------------------------------------------------------------------------------------------------------------
Cash Flows from Financing Activities:
     Net Borrowings (payments)
             under Line of Credit                                       327,225        112,425                0      112,425
     Repayment of L/T Debt                                               (6,817)        (6,429)          (3,424)      (4,305)
     Change in Foreign Currency                                             358          5,396                0        4,091
     Net Proceeds From Sale of Common Stock                             805,891        663,096          425,038       60,545
-----------------------------------------------------------------------------------------------------------------------------------
Cash Provided by Financing Activities                                 1,126,657        774,488          421,614      172,756

-----------------------------------------------------------------------------------------------------------------------------------
Net Increase (Decrease) in Cash                                         776,585       (452,316)         772,236     (707,378)

Cash at Beginning of Period                                             660,669      1,154,678          665,018    1,409,740
-----------------------------------------------------------------------------------------------------------------------------------
Cash at End of Period                                                $1,437,254   $    702,362       $1,437,254   $  702,362


===================================================================================================================================

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - QUARTERLY FINANCIAL STATEMENTS

The accompanying condensed consolidated financial statements and related notes as of June 30, 2000 and for the three-month periods ended June 30, 2000 and 1999 are unaudited but include all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of financial position and results of operations of the Company for the interim periods. The results of operations for the three-month period ended June 30, 2000 are not necessarily indicative of the operating results to be expected for the full fiscal year. The information included in this report should be read in conjunction with the Company's audited consolidated financial statements and notes thereto and the other information, including risk factors, set forth for the year ended December 31, 1999 in the Company's Form 10-SB. Readers of this Quarterly Report on Form 10-QSB are strongly encouraged to review the Company's Form 10-SB. Copies are available from the Company's Investor Relations Department at 9985 Huennekens Street, San Diego, CA 92121.

NOTE 2 - ACCOUNTS RECEIVABLE

Accounts Receivable at June 30, 2000 were $2,414,568 with a reserve for doubtful accounts of ($330,269) for net receivables of $2,084,299. At June 30, 2000, the Company added $135,000 to the Reserve to reflect on-going credit problems with several of our dot.com customers and one specific large retailer, Golf Day.

NOTE 3 - NOTES RECEIVABLE

During the Second Quarter, the Company accepted a secured Promissory Note from a customer for the full amount of its outstanding trade receivables. As of June 30, 2000, that debt is carried as a Note Receivable. The balance due at June 30, 2000 was $253,238.

NOTE 4 - INVENTORY

     Inventories consist of:
        Raw materials                 $1,719,149
        Work-in-progress                 843,696
        Obsolescence reserve          (  215,830)
                                      ----------
                                      $2,347,015

     At June 30, 2000, the Company completed a periodic review of inventory and charged $215,830 to inventory obsolescence reserve to account for products which have been de-emphasized or will be closed out in the future.

NOTE 5 - BANK LOAN

We have a $1,000,000 Revolving Line of Credit with Scripps Bank in San Diego, California, which is at the lender's general reference rate of interest and is collateralized by accounts receivable. As of June 30, 2000, we had drawn $519,150 under that Line of Credit.

NOTE 6 - LETTER OF CREDIT COMMITMENTS

The Company purchases some components from overseas vendors through Letter of Credit financing. At June 30, 2000, we had $208,121 in such Letters of Credit outstanding with Scripps Bank, San Diego and $404,076 with Inabata America Corporation. The Letters of Credit with Scripps Bank are generally due and payable by the Company upon shipment of the product by our vendors. The Letters of Credit with Inabata are due and payable by the Company when it takes delivery of the products after arrival in the United States.

NOTE 7 - EARNINGS PER SHARE

Earnings per share are calculated by dividing the loss available to common shareholders by the weighted average of shares outstanding during the period. At June 30, 2000, there were 23,526,486 common shares outstanding. The computation of diluted loss per share excludes the effect of the exercise of share options and share purchase warrants outstanding because their effect would be antidilutive due to losses incurred by the Company during this period. At June 30, 2000, there were 3,159,740 share options and 1,291,250 share purchase warrants outstanding.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements, which involve substantial risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth in this section and elsewhere in this Quarterly Report on Form 10-QSB.

RESULTS OF OPERATIONS

     Net Sales. Net conso1idated sa1es through the second quarter of 2000 were $4,951,448 compared to $5,491,681 through the second quarter of 1999, a decrease of 10%. Net sales were negatively effected by unsuccessful telemarketing campaigns which have since been discontinued and by continued delay in the full roll out of our Polar Balanced Wedge product. For the six months ended June 30, 2000, net sales were down 4%, $9.2 million versus $9.6 million. Domestic retail sales were $400,000 over the comparable period in 1999.

     Gross Margin. Gross Margins for the Quarter were 44% versus 46% in 1999. For the six months ended June 30, 2000, gross margins were relatively unchanged, 47% versus 46%.

     Operating Expenses. Operating expenses for the Quarter were increased over 1999, $2,545,894 versus $2,271,497. Operating expenses for the six months through June 2000 were $827,766, or 23.4% higher than year to date June 1999. Operating expenses in 2000 were 47.1% of sales, compared to 28.5% in 1999. These increases were primarily in Sales/Marketing, G&A, and R&D as noted below.

     Sales and Marketing Expense. Sales and Marketing expenses for the three months were the same, but increased 16% over the same six-month period in 1999. The additional spending was principally in commissions and sales and marketing personnel. Commissions increased substantially as the Company experimented with outside telemarketing call centers with commissions of 20-25% on gross sales. Those projects will be discontinued.

     General and Administrative Expense. General and Administrative expense for the Quarter and for the six months up 40.7%. This increase resulted from additional management personnel, additional occupancy costs at our new building, and on going transition expense of a new computer system, $135,000 increase in bad debt reserves, and a $25,000 finders fee for the arrangement of financing.

     Research and Development. Research and Development expenses were up 29% in the first half of 2000 versus the first half of 1999. Additional manpower is being utilized to bring new products to market, such as the Polar Balanced wedge, and work on improving the current putter technology.

     Other Expenses. Amortization of deferred costs and depreciation are higher in 2000 than in 1999. These costs are consistent with previous expenditures in the first quarter. Other expenses year to date June 2000 are $338,973 compared to $270,458 year to date June 1999.

     Income Taxes. As in the first quarter of 2000, the company has not recorded a provision for income taxes for the six months-ended 2000

     Capital Expenditures. Capital expenditures through the second quarter of 2000 were $45,274. These dollars were spent on five new computer stations, inventory storage racks, and general production tooling. Capital expenditures in the future will fit the current strategic plans for growth and profitability.

     Inventory Reserve. At June 30, 2000, the Company charged $215,000 to an Inventory Obsolescence reserve to account for products which will be de-emphasized or closed out in the future as the Company moves to focus on its core products - putters and wedges using the patented Polar Balanced technology.

     Accounts Receivable. At June 30, 2000, the Company increased its allowance for doubtful accounts by $150,000 in order to reflect the on-going shake out among dot.com vendors and large retailers who have been aggressive buyers of our products.

LIQUIDITY AND CAPITAL RESOURCES

     We have historically financed our business through cash flow from operations and the private placement of equity and/or debt securities, supplemented with short-term borrowings from commercial lenders. In May, 2000, we raised $400,000 through private equity placements made in the United States. Net cash from operating activities for the quarter ended June 30, 2000 was $402,596 compared to net cash used of $752,858 in the same quarter in 1999. For the six months ending June 30, 2000, net cash used in operating activities was $95,317 compared to $901,092 net cash used for the same period in 1999. As of June 30, 2000, we had drawn $519,150 under our $1,000,000 Credit Facility with Scripps Bank in San Diego.

                                    PART II
                               OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY
         HOLDERS

     At the Company's Annual Meeting on May 24, 2000, the shareholders voted and approved the following: the appointment of KPMG, LLP, and Charter Accountants as auditors; the increase in the number of directors for the ensuing year from five
(5) to six (6); approval of the granting of 155,000 stock options to seven employees of the Company; and election of the following persons to be Directors:
Chester Shira; Michael Spacciapolli; David Nairne; Jim Henderson; David Williams; John Pierandozzi.

     The Board elected the following to be officers: Chester Shira, Chairman; Mike Spacciapoli, Vice Chairman; John Pierandozzi, President and CEO; Andy Robertson, Executive Vice President and COO; Stan Sopczyk, VP of Operations; and Joe Sery, VP of Engineering.

ITEM 5.  OTHER INFORMATION

     On April 18, 2000, we granted options to purchase an aggregate of 220,000 shares of common stock to 3 directors--David Williams (80,000 at $.37 Cdn), James Henderson (80,000 at $.37 Cdn) and David Nairne (60,000 at $.37 Cdn). All options expire April 18, 2005.

     On May 15, 2000, the Company renewed for six months its $1,000,000 Line of Credit with Scripps Bank. That line will expire in November 2000.

     On May 23, 2000, the Company issued 100,000 shares of common stock at a deemed price of $.40 Canadian per share to Paul Michaels as a finders fee for services rendered in arranging for the $500,000 Letter of Credit financing with Inabata America Corporation. No underwriters were used in this transaction and we relied upon the exceptions provided by Section 4(2) and/or Regulation D of the Securities Act.

     On May 15, 2000, the Company entered into an Asset Purchase Agreement with Carizma Golf, San Diego, to acquire substantially all the assets of Carizma, including its products and intellectual property in exchange for Carbite Golf common stock. The assets were valued at $301,200 and will be purchased by the issuance of 792,632 shares of Carbite common stock at a deemed price per share of $.38US. Carbite will also pay Carizma royalty on all Putterball and Power Ti-Pod sales for a period of 5 years. The shares will be issued upon regulatory approval by the Canadian Venture Exchange.

     On June 12, 2000 the Company accepted a private placement of up to 1,052,632 Units at a price of $.38US per Unit to raise gross proceeds of up to $400,000. Each Unit will consist of one common share and one non-transferable share purchase warrant. Four such warrants, once exercised, will entitle the holder to purchase one additional common share of the Company at a price of $.38US per share for a period of two years from the later of the date of the advancement of funds or the date as specified by the Company in conjunction with the regulatory authorities. The shares and warrants will issue upon approval from the Canadian Venture Exchange. No underwriters were used in this transaction and we relied upon the exceptions provided by Section 4(2) and/or Regulation D of the Securities Act.

     On June 30, 2000, the Board of Directors expanded the Board from 6 to 7 members and appointed Ballard F. Smith of McCall, Idaho, former President and CEO of the San Diego Padres Baseball Club, to its Board of Directors.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits. The exhibits filed as part of this report are listed below:

          Exhibit No.        Description
          -----------        -----------

           10.18 Asset Purchase Agreement Between Carbite Golf and Carizma Golf dated May 15, 2000

           27.1              Financial Data Schedule



     (b) Reports on Form 8-K. No reports on Form 8-K were filed during the Quarter ending June 30, 2000.



                                  SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   CARBITE GOLF, INC.


Date: October 15, 2000             By:   /s/ John Pierandozzi
                                       ----------------------
                                         John Pierandozzi
                                         President and CEO