Form 10QSB
period 2000-09-30
CARBITE GOLF INC
filed 2000-11-20
CIK 1095102

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                             ____________________

                                  FORM 10-QSB

    QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

               For the quarterly period ended September 30, 2000

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


Check Whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that Registrant was required to file such reports), and (2)
has been subject to such filing requirements for the past 90 days.   Yes   X
                                                                         -----
No _____


On November 14, 2000, 25,371,750 shares of the Registrant's Common Stock, no par value, were outstanding.

Index                                                                 Page No.

PART I    FINANCIAL INFORMATION

Item 1.   Financial Statements:

          Condensed Consolidated Balance Sheet                               3

          Condensed Consolidated Statements of Operations                    4

          Condensed Consolidated Statements of Cash Flows                    5

          Notes to Condensed Financial Statements                            6

Item 2.   Management's Discussion and Analysis of
            Financial Condition and Results of Operations                    8

PART II   OTHER INFORMATION


Item 5.   Other Information                                                 10

Item 6.   Exhibits and Reports on Form 8-K                                  10


SIGNATURES                                                                  11

                        PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                               CARBITE GOLF INC
                     CONDENSED CONSOLIDATED BALANCE SHEET
                              SEPTEMBER 30, 2000
                                  (UNAUDITED)

-----------------------------------------------------------------------------
ASSETS
Current Assets
   Cash                                              $   893,318
   Accounts Receivable                                 1,728,365
   Notes Receivable                                      194,303
   Inventory                                           2,994,826
   Prepaid Expenses                                      222,836
   Future Tax Assets                                     150,000
-----------------------------------------------------------------------------
Total Current Assets                                   6,183,648

Capital Assets                                           770,212
Patents and Trademarks Net of Amortization                79,994
Goodwill Net of Amortization                           2,022,980
Other Non-Current Assets (Deferred Costs)                147,614

-----------------------------------------------------------------------------
Total Assets                                         $ 9,204,448

=============================================================================
LIABILITIES AND STOCKHOLDERS EQUITY
Current Liabilities
         Accounts Payable                                578,572
         Accrued Expenses                                453,592
         Bank Loan                                       655,650
         Income Tax Payable                               30,103
         Other Current Liabilities                        33,731
-----------------------------------------------------------------------------
Total Current Liabilities                            $ 1,751,648

-----------------------------------------------------------------------------
Shareholders Equity
Share Capital                                         11,561,811
Additional Paid in Capital
Deficit                                               (4,109,011)
Total Stockholders Equity                              7,452,800
-----------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS EQUITY            $ 9,204,448

=============================================================================

                               CARBITE GOLF INC
                CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                              SEPTEMBER 30, 2000
                                  (UNAUDITED)

                                      Three months ended September 30,            Nine months ended September 30,
                                           2000              1999                      2000           1999
----------------------------------------------------------------------------------------------------------------------
Net Sales                               $3,444,715        $4,456,002               $12,642,039      $14,062,812
Cost of Goods Sold                       2,076,225         2,066,554                 7,046,138        7,142,713

----------------------------------------------------------------------------------------------------------------------
Gross Profit                             1,368,490         2,309,448                 5,595,901        6,920,099

Operating Expenses
   Selling Expenses                      1,508,953         1,668,419                 4,717,042        4,405,247

   Gen. and Admin. Expenses                308,491           529,788                 1,460,831        1,325,622

   Research & Development Costs            176,892           113,382                   471,354          341,703

----------------------------------------------------------------------------------------------------------------------

Income from Operations                    (625,846)           77,859                (1,053,326)         847,527

   Amortization                            (81,072)         (101,648)                 (335,767)        (304,883)

   Interest  income (expense)              (20,893)           (2,301)                  (40,716)          (7,866)

   Other Expense                                 0               318                         0           68,138

   Provision for Taxes                           0           (82,535)                        0         (397,722)
----------------------------------------------------------------------------------------------------------------------

Net Income                                (728,441)         (108,307)               (1,429,809)         205,194

----------------------------------------------------------------------------------------------------------------------

Basic and Diluted Earnings Per Share          (.03)             (.01)                     (.06)             .01

----------------------------------------------------------------------------------------------------------------------

                                CARBITE GOLF INC
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                               SEPTEMBER 30, 2000


                                                    Three months ended September 30,   Nine months ended September 30,
                                                        2000             1999                2000         1999
------------------------------------------------------------------------------------------------------------------------
Cash Flows used in Operating Activities

Net Loss                                              (728,442)        (108,287)          (1,429,809)    $  205,194
Adjustments to Net Loss
   to Cash Used in Operations:

     Gain/(loss) on other discontinued operation                           (935)                            (68,138)
     Deferred Costs on Unrecognized Sales               36,962          153,845              107,268        304,845
     Amortization                                       76,933          (31,797)             228,499        113,203
     Depreciation                                       49,666           55,510              134,573        122,713
Changes in Operating Assets and Liabilities:

     Inventories                                      (647,811)        (603,306)            (613,241)      (685,126)
     Accounts Receivable                               355,934          366,124              640,498       (744,993)
     Other Current                                     196,755          719,319             (336,268)       196,835
     Accounts Payable and Accrued Liabilities         (215,754)        (167,386)             256,214         37,462
------------------------------------------------------------------------------------------------------------------------
Cash Used in Operating Activities                     (875,757)         383,087           (1,012,266)      (518,005)
------------------------------------------------------------------------------------------------------------------------
Cash Flows from Investing Activities:

     Purchases of Capital Equipment                    (72,400)         (86,520)            (284,441)      (370,285)
     Other Investment                                  (30,000)            (345)             (17,675)       (42,292)
------------------------------------------------------------------------------------------------------------------------
Cash Used in Investing Activities                     (102,400)         (86,865)            (302,116)      (412,577)

Cash Flows from Financing Activities:
     Net Borrowings (payments)
             under Line of Credit                      136,500           70,890              463,725        183,315
     Repayment of L/T Debt                              (3,477)          (2,181)             (10,294)        (8,610)
     Change in Foreign Currency                              0            2,110                    0          7,506
     Net Proceeds From Sale of Common Stock            301,199           (2,688)           1,093,601        660,408
------------------------------------------------------------------------------------------------------------------------
Cash Provided by Financing Activities                  434,222           68,131            1,547,032        842,619
------------------------------------------------------------------------------------------------------------------------
Net Increase (Decrease) in Cash                       (543,935)         364,353              232,650        (87,963

Cash at Beginning of Period                          1,437,254          702,362              660,669      1,154,678
------------------------------------------------------------------------------------------------------------------------
Cash at End of Period                               $  893,319       $1,066,715          $   893,319     $1,066,715
========================================================================================================================

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - QUARTERLY FINANCIAL STATEMENTS

The accompanying condensed consolidated financial statements and related notes as of September 30, 2000 and for the three-month periods ended September 30, 2000 and 1999 are unaudited but include all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of financial position and results of operations of the Company for the interim periods. The results of operations for the three-month period ended September 30, 2000 are not necessarily indicative of the operating results to be expected for the full fiscal year. The information included in this report should be read in conjunction with the Company's audited consolidated financial statements and notes thereto and the other information, including risk factors, set forth for the year ended December 31, 1999 in the Company's Amendment No. 2 to Form 10-SB. Readers of this Quarterly Report on Form 10-QSB are strongly encouraged to review the Company's Form 10-SB. Copies are available from the Company's Investor Relations Department at 9985 Huennekens Street, San Diego, CA 92121.

NOTE 2 - ACCOUNTS RECEIVABLE

Accounts Receivable at September 30, 2000 were $2,048,894 with a reserve for doubtful accounts of ($320,529) for net receivables of $1,728,365.

NOTE 3 - NOTES RECEIVABLE

In April, 2000, the Company accepted a Promissory Note from a customer for the full amount of its outstanding trade receivables. That debt is carried as a Note Receivable. The balance due at September 30, 2000 was $194,303. As of September 22, 2000, the customer was in default of its payment obligations on that Note and the company has made demand for immediate payment of the full amount due.


NOTE 4 - INVENTORY


      Inventories consist of:
           Raw materials             $2,135,106
           Fixed Goods                1,018,710
           Obsolescence reserve        (158,990)

                                     ----------
                                     $2,994,826

NOTE 5 - BANK LOAN

We have a $1,000,000 Revolving Line of Credit with Scripps Bank in San Diego, California, which is at the lender's general reference rate of interest and is collateralized by accounts receivable. As of September 30, 2000, we had drawn $655,650 under that Line of Credit.

NOTE 6 - LETTER OF CREDIT COMMITMENTS

The Company purchases some components from overseas vendors through Letter of Credit financing. At September 30, 2000, we had $41,350 in such Letters of Credit outstanding with Scripps Bank, San Diego and $361,033 with Inabata America Corporation. The Letters of Credit with Scripps Bank are generally due and payable by the Company upon shipment of the product by our vendors. The Letters of Credit with Inabata are due and payable by the Company when it takes delivery of the products after arrival in the United States.

NOTE 7 - EARNINGS PER SHARE

Earnings per share are calculated by dividing the loss available to common shareholders by the weighted average of shares outstanding during the period. At September 30, 2000, there were 25,371,750 common shares outstanding. The computation of diluted loss per share excludes the effect of the exercise of share options and share purchase warrants outstanding because their effect would be antidilutive due to losses incurred by the Company during this period. At September 30, 2000, there were 2,129,240 share options and 1,854,408 share purchase warrants outstanding.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements, which involve substantial risks and uncertainties. The company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those in this section and elsewhere in this Quarterly Report on form 10-QSB.

RESULTS OF OPERATIONS

     NET SALES.   Net consolidated sales for the Quarter ending September 30,
2000 were $3,444,715 versus $4,456,002 for the same Quarter in 1999, a decline of 23%. Our net domestic wholesale sales to retail outlets actually increased by $250,000 over the same period in 1999. Overall sales results were hurt by poor performance in our direct sales department. Direct sales experienced high returns during the Quarter, principally returns of iron sets sold through a telemarketing campaign that has since been terminated. As the Company plans for 2001, it intends to return its focus to its core products--premium wedges and putters--sold principally through traditional wholesale distribution. In Third Quarter 2000, we also saw a reduction in royalty income to zero compared to $86,000 in Third Quarter 1999.

     COST OF GOODS SOLD AND GROSS MARGIN.   Gross margins declined in Third
Quarter 2000 to 39.7% compared to 53.6% for Third Quarter 1999. This decline was the result of multiple factors: (1) Sales of lower margin products, including the E-club which we distribute for QVC, and close outs of some of our older product line; (2) continuing negative margin impact of our putter/wedge infomercial which provided customers a free wedge upon purchase of a putter; (3) increased sales to international and big retail accounts which traditionally receive deeper discounts; and (4) returns of iron sets sold through our direct response department. We have discontinued the primary contributors to this margin erosion--the putter/wedge infomercial and telemarketing sales of iron sets.

     OPERATING EXPENSES. Operating expenses for Third Quarter 2000 were $1,994,336 versus $2,311,589 for Third Quarter 1999, a decrease of 13%, but a 6% increase as a percentage of sales. This reduction was due to reduced variable selling expenses resulting from reduced sales and reduced media buys.

     SALES AND MARKETING EXPENSE. Sales and marketing expenses for Third Quarter 2000 were $1,508,953 compared to $1,668,419 for Third Quarter 1999. As a percentage of sales, however, selling expenses increased from 37.4% to 43.8%. The reduction in expenses for the Quarter was due to reduced variable selling expenses as sales declined and media buying was reduced.

     GENERAL AND ADMINISTRATIVE EXPENSE. G&A expenses in Third Quarter 2000 were $308,491 compared to $529,788 in Third Quarter 1999. This reduction was principally due to a reduction in Bad Debt expenses and on-going efforts to reduce overhead expenses.

     RESEARCH AND DEVELOPMENT. R&D expenses in Third Quarter 2000 were $176,852 compared to $113,382 in Third Quarter 1999. This increase was due to on-going development costs for new products contemplated for 2001.

     OTHER EXPENSES. Interest expense increased during Third Quarter 2000 to $20,893 from $2,301 in Third Quarter 1999 as we made greater use of our Line of Credit to fund new product purchases for 2001 inventory. Amortization expenses were $81,072 in Third Quarter 2000 compared to $101,648 for Third Quarter 1999.

     INCOME TAXES.   As in the first two quarters of 2000, the company has not
recorded a provision for income taxes for the nine months ended September 30, 2000. Current losses preclude a provision for year to date September 30, 2000.

     CAPITAL EXPENDITURES.   Capital expenditures in the third quarter were
$72,000. These expenditures were for Polar Balanced wedge tooling, leasehold improvements, and computer station hardware.

LIQUIDITY AND CAPITAL RESOURCES

     We have historically financed our business through cash flow from operations and the private placement of equity and/or debt securities, supplemented with short-term borrowings from commercial lenders. There were no private placements in the third quarter of 2000. Net cash used in operating activities for the quarter ended September 30,2000 was $875,757 compared to cash from operating activities of $383,087 in the same quarter of 1999. For nine months ended September 30, 2000, net cash used in operating activities was $1,012,266 compared to net cash used of $518,005 for the same period in 1999. As of September 30, 2000, we had drawn $655,650 under our credit facility with Scripps Bank in San Diego.

                                    PART II
                               OTHER INFORMATION


ITEM 5.  OTHER INFORMATION

     During the Third Quarter, we issued the following stock and warrants:

          792,632 shares of common stock at a deemed price of $.38US in connection with our acquisition of certain assets of Carizma Golf Company.

          1,052,632 shares of common stock at a deemed price of $.38US in connection with the private placement of $400,000. Each share also carries a purchase warrant to purchase 1/4 share of common stock at $.38 US for two years.

          300,000 purchase warrants at $.65C to Daiwa Seiko Company pursuant to our Distribution Agreement with Daiwa dated September 16, 1999.

     No underwriters were used in these transactions and we relied upon the exemptions provided by Section 4(2) and/or Regulation D of the Securities Act.

     During the Third Quarter, the Board of Directors approved a re-pricing of 1,128,740 outstanding options to officers, directors, and employees to $.42 Canadian. That re-pricing will be completed upon completion of documentation and regulatory approval by the Canadian Venture Exchange.

     During the Third Quarter, the Board of Directors allocated 880,000 options to officers and directors at $.42C. The options will be issued upon completion of documentation and regulatory approval by the Canadian Venture Exchange.

     During the Third Quarter, we received the resignation of James Henderson as a director.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits.  The exhibits filed as part of this report are listed below:

         Exhibit No.          Description
         -----------          -----------

          27.1                Financial Data Schedule



     (b) Reports on Form 8-K. No reports on Form 8-K were filed during the Quarter ending September 30, 2000.

                                  SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   CARBITE GOLF, INC.


Date:   November 15, 2000          By: /s/ John Pierandozzi
                                       --------------------
                                       John Pierandozzi
                                       President and CEO