Form 10QSB/A
period 2000-03-31
CARBITE GOLF INC
filed 2001-03-08
CIK 1095102

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                              __________________
                              AMENDMENT NO. 1 TO
                                  FORM 10-QSB

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


Check Whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ____
No    X
    -----


On September 15, 2000, 25,371,750 shares of the Registrant's Common Stock, no par value, were outstanding.

Index                                                         Page No.

PART I        FINANCIAL INFORMATION

Item 1.       Financial Statements:                                  3

              Condensed Consolidated Balance Sheet                   3

              Condensed Consolidated Statements of Operations        4

              Condensed Consolidated Statements of Cash Flows        5

              Notes to Condensed Consolidated Financial Statements   6

Item 2.       Management's Discussion and Analysis of
              Financial Condition and Results of Operations          9

PART II       OTHER INFORMATION

Item 5.       Other Information                                     10

Item 6.       Exhibits and Reports on Form 8-K                      11

SIGNATURES                                                          11

                        PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                               CARBITE GOLF INC
                     CONDENSED CONSOLIDATED BALANCE SHEET
                                MARCH 31, 2000
                                  (UNAUDITED)

------------------------------------------------------------------------------
ASSETS
Current Assets
    Cash                                                           $   665,018
    Accounts Receivable                                              2,538,346
    Inventory                                                        2,510,636
    Prepaid Expenses                                                   294,959
    Future Tax Assets                                                  150,000
------------------------------------------------------------------------------
Total Current Assets                                                 6,158,959

Capital Assets                                                         751,258
Patents and Trademarks Net of Amortization                              88,859
Goodwill Net of Amortization                                         2,137,978
Other Non-Current Assets (Deferred Costs)                              232,114
------------------------------------------------------------------------------
Total Assets                                                       $ 9,369,168

==============================================================================
LIABILITIES AND STOCKHOLDERS EQUITY
Current Liabilities
    Accounts Payable                                                   603,016
    Accrued Liabilities                                                185,932
    Bank Loan                                                          559,783
    Income Tax Payable                                                  33,977

------------------------------------------------------------------------------
Total Current Liabilities                                          $ 1,382,708

------------------------------------------------------------------------------
Shareholders Equity
Share Capital                                                       10,835,612
Deficit                                                             (2,849,152)

Total Stockholders Equity                                            7,986,460
------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS EQUITY                          $ 9,369,168

==============================================================================

                               CARBITE GOLF INC
                CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                MARCH 31, 2000
                                  (UNAUDITED)

                                                  Three months ended March 31,
                                                     2000             1999
------------------------------------------------------------------------------
Net Sales                                         $ 4,245,876      $ 4,115,129
Cost of Goods Sold                                  2,243,546        2,119,600

------------------------------------------------------------------------------
Gross Profit                                        2,002,330        1,995,529

Operating Expenses
 Selling Expenses                                   1,398,900          954,172

 General And Administrative Expenses                  506,423          415,679

 Research and Development Costs                       143,449          115,780

------------------------------------------------------------------------------

Income from Operations                                (46,442)         509,898


 Amortization                                        (128,447)        (101,628)

 Interest income (expense)                              4,581           (1,209)

 Other Expense                                              0         (209,843)

------------------------------------------------------------------------------
Net Income                                           (170,308)         197,218

==============================================================================

Basic and Diluted Earnings per Share                     (.01)             .01

==============================================================================

                               CARBITE GOLF INC
                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                                MARCH 31, 2000
                                  (UNAUDITED)
                                  -----------
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

NOTE 2 - ACCOUNTS RECEIVABLE

Accounts Receivable at March 31, 2000 were $2,842,572 with a reserve for doubtful accounts of ($304,226) for net receivables of $2,538,346.

NOTE 3 - INVENTORY

     Inventories consist of:
        Raw materials             $1,869.263
        Finished goods               541,373
                                  __________
                                  $2,510,636

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

NOTE 7 - DIFFERENCES BETWEEN GENERALLY ACCEPTED ACCOUNTING PRINCIPLES IN CANADA AND THE UNITED STATES


The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in Canada (Canadian GAAP) which differ in certain respects from those principles and practices that the Company would have followed had its consolidated financial statements been prepared in accordance with accounting principles and practices generally accepted in the United States (U.S. GAAP).

Had the Company followed U.S. GAAP, the deferred cost and goodwill section of the balance sheet contained within the consolidated financial statements would have been reported as follows:

================================================================================
                                    Three months ended March 31, 2000
                                     Canadian GAAP          U.S. GAAP
Deferred costs                        $  232,114           $       -0-
Goodwill                               2,137,978            2,489,141
================================================================================


Had the Company followed U.S. GAAP, the shareholders' equity section of the balance sheet contained within the consolidated financial statements would have been reported as follows:

================================================================================
                                    Three months ended March 31, 2000
                                     Canadian GAAP          U.S. GAAP
Shareholders' equity:
   Share capital                      $10,835,612        $ 10,835,612
   Additional paid-in capital                  -0-            668,174
   Deficit                             (2,849,152)         (3,414,259)
================================================================================
                                      $ 7,986,460        $  8,089,527
================================================================================

Had the Company followed U.S. GAAP, the statement of operations contained within the consolidated financial statements would have been reported as follows:
================================================================================
                                              Three months ended March 31, 2000
Income (loss) from operations under Canadian GAAP                    $ (174,889)
Reversal of amortization of deferred costs                               22,280
Deferred costs incurred                                                 (28,625)
Goodwill amortized                                                      (11,837)
================================================================================
Income (loss) from operations under U.S. GAAP                        $ (193,071)
================================================================================

Net income (loss) under Canadian GAAP                                $ (170,308)
Deferred costs incurred                                                 (28,625)
Amortization of deferred costs                                           22,280
Goodwill amortized                                                      (11,837)
================================================================================
Net income (loss) under U.S. GAAP, being
 Comprehensive income (loss) under U.S. GAAP                         $ (188,490)
================================================================================

Net income (loss) per share under U.S. GAAP - basic
 and diluted                                                         $     (.01)
================================================================================


Had the Company followed U.S. GAAP, the statements of cash flows contained within the consolidated financial statements would have been reported as follows:
================================================================================

                                               Three months ended March 31, 2000
Cash provided by (used in) operating activities
 under Canadian GAAP                                                $(498,313)
Deferred costs incurred                                               (28,625)
================================================================================
Cash used in operating activities under U.S. GAAP                   $(526,938)
================================================================================
Cash used in investing activities under Canadian Basis              $(202,381)
Deferred costs incurred                                                28,625
================================================================================
Cash used in investing activities under U.S. basis                  $(173,756)

(a) Reference should be made to note 11(a) - (e) of audited consolidated Financial Statement for years ending December 31, 1999 and 1998 for a qualitative explanation of the differences between U.S. GAAP and Canadian GAAP as applied to the Company.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits.  The exhibits filed as part of this report are listed below:

               Exhibit No.      Description
               -----------      -----------

               *  10.17         Amended and Restated Endorsement
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


                                  CARBITE GOLF, INC.



Date:  February 28, 2001          By: /s/ John Pierandozzi
                                  ------------------------
                                  John Pierandozzi
                                  President and CEO

* Previously filed.