Form 10QSB/A
period 2000-06-30
CARBITE GOLF INC
filed 2001-03-08
CIK 1095102

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                             --------------------

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
  -----

On September 15, 2000, 25,371,750 shares of the Registrant's Common Stock, no par value, were outstanding.

Index                                                              Page No.
PART I      FINANCIAL INFORMATION                                        3

Item 1.     Financial Statements:                                        3

            Condensed Consolidated Balance Sheet                         3

            Condensed Consolidated Statements of Operations              4

            Condensed Consolidated Statements of Cash Flows              5

            Notes to Condensed Financial Statements                      6

Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations               10

PART II     OTHER INFORMATION


Item 5.     Other Information                                           12

Item 6.     Exhibits and Reports on Form 8-K                            13


SIGNATURES                                                              13

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                CARBITE GOLF INC
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2000
                                   (UNAUDITED)

-----------------------------------------------------------------------------
ASSETS
Current Assets

        Cash                                                   $  1,437,254
        Accounts Receivable                                       2,084,299
        Note Receivable                                             253,238
        Inventory                                                 2,347,015
        Prepaid Expenses                                            364,530
        Future Tax Assets                                           150,000

-----------------------------------------------------------------------------
Total Current Assets                                              6,636,336

Capital Assets                                                      747,478
Patents and Trademarks Net of Amortization                           84,427
Goodwill Net of Amortization                                      2,065,481
Other Non-Current Assets (Deferred Costs)                           184,574

-----------------------------------------------------------------------------
Total Assets                                                   $  9,718,296

=============================================================================
LIABILITIES AND STOCKHOLDERS EQUITY
Current Liabilities
        Accounts Payable                                            843,318
        Accrued Liabilities                                         404,600
        Bank Loan                                                   519,150
        Income Tax Payable                                           33,977
        Other Current Liabilities                                    37,208

-----------------------------------------------------------------------------
Total Current Liabilities                                      $  1,838,253

-----------------------------------------------------------------------------
Shareholders Equity
Share Capital                                                    11,260,612
Deficit                                                          (3,380,569)

Total Stockholders Equity                                         7,880,043

-----------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS EQUITY                      $  9,718,296

=============================================================================

                               CARBITE GOLF INC
                CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                 JUNE 30, 2000
                                  (UNAUDITED)


                                                  Three months ended June 30,           Six months ended June 30
                                                    2000               1999              2000               1999
------------------------------------------------------------------------------------------------------------------------------------
Net Sales                                      $ 4,951,448         $ 5,491,681         $ 9,197,324         $ 9,606,810
Cost of Goods Sold                               2,778,665           2,956,414           4,969,913           5,076,159

------------------------------------------------------------------------------------------------------------------------------------
Gross Profit                                     2,172,783           2,535,267           4,227,411           4,530,651

Operating Expenses
   Selling Expenses                              1,774,684           1,782,656           3,173,584           2,736,828

   Gen. and Admin. Expenses                        620,197             376,300           1,186,845             795,834

   Research & Development Costs                    151,013             112,541             294,462             228,321

------------------------------------------------------------------------------------------------------------------------------------

Income from Operations                            (376,977)            263,770            (427,479)            769,668

   Amortization                                   (129,678)           (105,627)           (254,065)           (203,235)

   Interest income (expense)                       (24,404)             (4,356)            (19,823)             (5,565)

   Other Expense                                         0             (37,524)                  0            (247,367)

-----------------------------------------------------------------------------------------------------------------------------------

Net Income                                        (531,059)            116,263            (701,367)            313,481

===================================================================================================================================

Basic and Diluted Earnings Per Share                  (.02)                .01                (.03)                .01

====================================================================================================================================

                               CARBITE GOLF INC
                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 JUNE 30, 2000
                                  (UNAUDITED)

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

NOTE 4 - INVENTORY

      Inventories consist of:
           Raw materials                 $1,719,149
           Work-in-progress                 843,696
           Obsolescence reserve            (215,830)
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

NOTE 8 - DIFFERENCES BETWEEN GENERALLY ACCEPTED ACCOUNTING PRINCIPLES IN CANADA AND THE UNITED STATES

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

Had the Company followed U.S. GAAP, the deferred cost and goodwill section of the balance sheet contained within the consolidated financial statements would have been reported as follows:

--------------------------------------------------------------------------------
                                              Six months ended
                                              June 30, 2000
                                       Canadian GAAP      U.S. GAAP
Deferred costs                         $  184,574         $    -0-
Goodwill                                2,065,481          2,404,806
--------------------------------------------------------------------------------

Had the Company followed U. S. GAAP, the shareholders' equity section of the balance sheet contained within the consolidated financial statements would have been reported as follows:

--------------------------------------------------------------------------------
                                                  Six months ended
                                                  June 30, 2000
                                           Canadian GAAP     U.S. GAAP
Shareholders' equity:
 Share capital                             $11,260,612       $11,260,612
 Additional paid-in capital                        -0-           668,174
 Deficit                                    (3,380,569)       (3,940,046)
--------------------------------------------------------------------------------
                                           $ 7,880,043       $(7,988,740)
--------------------------------------------------------------------------------

Had the Company followed U.S. GAAP, the statement of operations contained within the consolidated financial statements would have been reported as follows:

------------------------------------------------------------------------------------------
                                             Three months ended      Six months ended
                                             June 30, 2000           June 30, 2000
Income (loss) from operations
under Canadian GAAP                             $(506,655)            $( 681,544)
Reversal of amortization of
  deferred costs                                   17,150                 39,430
Deferred costs incurred                          (     40)             (  28,665)
Goodwill amortized                               ( 11,838)             (  23,675)
------------------------------------------------------------------------------------------
Income (loss) from operations under U.S. GAAP   $(501,383)            $( 694,454)
------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------
                                                       Three months ended       Six months ended
                                                       June 30, 2000            June 30, 2000
----------------------------------------------------------------------------------------------------
Net income (loss) under Canadian GAAP                   $(531,059)               $(701,367)
Deferred costs incurred                                  (     40)                ( 28,665)
Amortization of deferred costs                             17,150                   39,430
Goodwill amortized                                       ( 11,838)                ( 23,675)
----------------------------------------------------------------------------------------------------
Net income (loss) under U.S. GAAP, being
 Comprehensive income (loss) under U.S. GAAP            $(525,787)               $(714,277)
----------------------------------------------------------------------------------------------------

Net income (loss) per share under U.S. GAAP -
   Basic and diluted                                    $(   .023)               $(   .029)

Had the Company followed U.S. GAAP, the statements of cash flows contained within the consolidated financial statements would have been reported as follows:

---------------------------------------------------------------------------------------------------------
                                                            Three months ended       Six months ended
                                                            June 30, 2000            June 30, 2000
Cash provided by (used in) operating activities under
  Canadian GAAP                                               $  402,996              $ ( 95,317)
Deferred costs incurred                                        (      40)               ( 28,665)
---------------------------------------------------------------------------------------------------------
Cash used in operating activities under U.S. GAAP             $  402,956              $ (123,982)

---------------------------------------------------------------------------------------------------------
Cash used in investing activities under Canadian
  Basis                                                       $(  52,374)             $ (254,755)
Deferred costs incurred                                               40                  28,665
---------------------------------------------------------------------------------------------------------
Cash used in investing activities under U.S. basis            $(  52,334)             $ (226,090)

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

RESULTS OF OPERATIONS

     Net Sales. Net conso1idated sa1es through the second quarter of 2000 were $4,951,448 compared to $5,491,681 through the second quarter of 1999, a decrease of 10%. Net sales were negatively effected by unsuccessful telemarketing campaigns which have since been discontinued and by continued delay in the full roll out of our Polar Balanced Wedge product. The Polar Balanced Wedge was originally targeted for a full roll out in early 2000. The Company experienced delays and quality control problems in securing the insert for that product and was forced to change vendors for the insert. Those issues were resolved and full production of the wedge heads and inserts commenced in mid-2000 and by Fall 2000 we had secured a predictable source of supply for the product.

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

ITEM 5.  OTHER INFORMATION

     On April 18, 2000, we granted options to purchase an aggregate of 220,000 shares of common stock to 3 directors--David Williams (80,000 at $.37 Cdn), James Henderson (80,000 at $.37 Cdn) and David Nairne (60,000 at $.37 Cdn). All options expire April 18, 2005. The consideration for issuance of options to Directors was the respective Director's agreement to serve as a member of the Board of Directors.

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

     On June 30, 2000, the Board of Directors expanded the Board from 6 to 7 members and appointed Ballard F. Smith of McCall, Idaho, former President and CEO of the San Diego Padres Baseball Club, to its Board of Directors. Section 107 of Chapter 62 of the British Columbia Companies Act and Article 10.7 of the Company's Articles permit the Board of Directors, between annual meetings, to appoint one or more additional directors but such additional directors may not exceed one-third of the number of directors elected at the last general meeting of the Company.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits.  The exhibits filed as part of this report are listed below:

         Exhibit No.        Description
         -----------        -----------

        * 10.18 Asset Purchase Agreement Between Carbite Golf and Carizma Golf dated May 15, 2000

          27.1              Financial Data Schedule



    (b) Reports on Form 8-K. No reports on Form 8-K were filed during the Quarter ending June 30, 2000.



                                  SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               CARBITE GOLF, INC.

        February 28, 2001
        -----------------                      By: /s/ John Pierandozzi
   Date:                                           --------------------
                                                   John Pierandozzi
                                                   President and CEO


*  Previously filed.