Form 10QSB/A
period 2000-09-30
CARBITE GOLF INC
filed 2001-03-08
CIK 1095102

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                               AMENDMENT NO.1 TO
                                  FORM 10-QSB

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

Check Whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X
                                                                       --------
No ______  ______

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

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                               CARBITE GOLF INC
                     CONDENSED CONSOLIDATED BALANCE SHEET
                              SEPTEMBER 30, 2000
                                  (UNAUDITED)

--------------------------------------------------------------------------------
ASSETS
Current Assets
   Cash                                            $   893,318
   Accounts Receivable                               1,728,365
   Notes Receivable                                    194,303
   Inventory                                         2,994,826
   Prepaid Expenses                                    222,836
   Future Tax Assets                                   150,000
--------------------------------------------------------------------------------
Total Current Assets                                 6,183,648

Capital Assets                                         770,212
Patents and Trademarks Net of Amortization              79,994
Goodwill Net of Amortization                         2,022,980
Other Non-Current Assets (Deferred Costs)              147,614
--------------------------------------------------------------------------------
Total Assets                                       $ 9,204,448


================================================================================
LIABILITIES AND STOCKHOLDERS EQUITY
Current Liabilities
         Accounts Payable                              578,572
         Accrued Expenses                              453,592
         Bank Loan                                     655,650
         Income Tax Payable                             30,103
         Other Current Liabilities                      33,731
--------------------------------------------------------------------------------
Total Current Liabilities                          $ 1,751,648

--------------------------------------------------------------------------------
Shareholders Equity
Share Capital                                       11,561,811
Additional Paid in Capital
Deficit                                             (4,109,011)
Total Stockholders Equity                            7,452,800

--------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS EQUITY          $ 9,204,448

================================================================================

                                CARBITE GOLF INC
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                               SEPTEMBER 30, 2000
                                  (UNAUDITED)

                                    Three months ended September 30,   Nine months ended September 30,
                                            2000             1999              2000        1999

------------------------------------------------------------------------------------------------------------
Net Sales                              $ 3,444,715       $ 4,456,002    $ 12,642,039   $ 14,062,812
Cost of Goods Sold                       2,076,225         2,066,554       7,046,138      7,142,713

------------------------------------------------------------------------------------------------------------
Gross Profit                             1,368,490         2,309,448       5,595,901      6,920,099

Operating Expenses
   Selling Expenses                      1,508,953         1,668,419       4,717,042      4,405,247

   Gen. and Admin. Expenses                308,491           529,788       1,460,831      1,325,622

   Research & Development Costs            176,892           113,382         471,354        341,703

------------------------------------------------------------------------------------------------------------

Income from Operations                    (625,846)           77,859      (1,053,326)       847,527

   Amortization                            (81,072)         (101,648)       (335,767)      (304,883)

   Interest income (expense)               (20,893)           (2,301)        (40,716)        (7,866)

   Other Expense                                 0               318               0         68,138

   Provision for Taxes                           0           (82,535)              0       (397,722)
------------------------------------------------------------------------------------------------------------

Net Income                                (728,441)         (108,307)     (1,429,809)       205,194

============================================================================================================

Basic and Diluted Earnings Per Share          (.03)             (.01)           (.06)           .01

============================================================================================================

                               CARBITE GOLF INC
                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                              SEPTEMBER 30, 2000
                                 (UNAUDITED)

                                                        Three months ended September 30,    Nine months ended September 30,
                                                             2000         1999                     2000         1999
--------------------------------------------------------------------------------------------------------------------------------
Cash Flows used in Operating Activities

Net Loss                                                 (728,442)    (108,287)              (1,429,809)  $  205,194
Adjustments to Net Loss
 to Cash Used in Operations:

   Gain/(loss) on other discontinued operation                            (935)                              (68,138)
   Deferred Costs on Unrecognized Sales                    36,962      153,845                  107,268      304,845
   Amortization                                            76,933      (31,797)                 228,499      113,203
   Depreciation                                            49,666       55,510                  134,573      122,713
Changes in Operating Assets and Liabilities:

   Inventories                                           (647,811)    (603,306)                (613,241)    (685,126)
   Accounts Receivable                                    355,934      366,124                  640,498     (744,993)
   Other Current                                          196,755      719,319                 (336,268)     196,835
   Accounts Payable and Accrued Liabilities              (215,754)    (167,386)                 256,214       37,462
--------------------------------------------------------------------------------------------------------------------------------
Cash Used in Operating Activities                        (875,757)     383,087               (1,012,266)    (518,005)

--------------------------------------------------------------------------------------------------------------------------------
Cash Flows from Investing Activities:

   Purchases of Capital Equipment                         (72,400)     (86,520)                (284,441)    (370,285)
   Other Investment                                       (30,000)        (345)                 (17,675)     (42,292)
--------------------------------------------------------------------------------------------------------------------------------
Cash Used in Investing Activities                        (102,400)     (86,865)                (302,116)    (412,577)

--------------------------------------------------------------------------------------------------------------------------------
Cash Flows from Financing Activities:
   Net Borrowings (payments)
       under Line of Credit                               136,500       70,890                  463,725      183,315
   Repayment of L/T Debt                                   (3,477)      (2,181)                 (10,294)      (8,610)
   Change in Foreign Currency                                   0        2,110                        0        7,506
   Net Proceeds From Sale of Common Stock                 301,199       (2,688)               1,093,601      660,408
--------------------------------------------------------------------------------------------------------------------------------
Cash Provided by Financing Activities                     434,222       68,131                1,547,032      842,619

--------------------------------------------------------------------------------------------------------------------------------
Net Increase (Decrease) in Cash                          (543,935)     364,353                  232,650      (87,963

Cash at Beginning of Period                             1,437,254      702,362                  660,669    1,154,678
--------------------------------------------------------------------------------------------------------------------------------
Cash at End of Period                                  $  893,319   $1,066,715              $   893,319   $1,066,715

================================================================================================================================

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

Had the Company followed U.S. GAAP, the deferred cost and goodwill section of the balance sheet contained within the consolidated financial statements would have been reported as follows:

================================================================================
                                                 Nine months ended
                                                 -----------------
                                                 Sept. 30, 2000
                                                 --------------
                                                 Canadian GAAP      U.S. GAAP

Deferred costs                                   $   147,614        $    -0-
Goodwill                                           2,022,980          2,350,468

================================================================================

Had the Company followed U.S. GAAP, the shareholders' equity section of the balance sheet contained within the consolidated financial statements would have been reported as follows:

================================================================================
                                                 Nine months ended
                                                 Sept. 30, 2000
                                                 Canadian GAAP   U.S. GAAP
Shareholders' equity:
  Share capital                                 $ 11,561,81      $11,561,811
  Additional paid-in capital                                         668,174
  Deficit                                        (4,109,011)      (4,668,334)
================================================================================
                                                $ 7,452,800      $ 7,561,651
================================================================================

Had the Company followed U.S. GAAP, the statement of operations contained within the consolidated financial statements would have been reported as follows:

=============================================================================================
                                                Three months ended      Nine months ended
                                                Sept. 30, 2000          Sept. 30, 2000
Income (loss) from operations
  under Canadian GAAP                           $(707,548)              $(1,389,093)
Reversal of amortization of
  deferred costs                                   14,291                    53,721
Deferred costs incurred                            (2,300)                  (30,965)
Goodwill amortized                                (11,837)                  (35,512)
=============================================================================================
Income (loss) from operations under U.S. GAAP   $(707,394)              $(1,401,849)

============================================================================================
                                                Three months ended      Nine months ended
                                                Sept. 30, 2000          Sept. 30, 2000

Net income (loss) under Canadian GAAP           $(728,442)              $(1,429,809)
Deferred costs incurred                            (2,300)                  (30,965)
Amortization of deferred costs                     14,291                    53,721
Goodwill amortized                                (11,837)                  (35,512)
=============================================================================================
Net income (loss) under U.S. GAAP, being
  Comprehensive income (loss) under U.S. GAAP   $(728,288)              $(1,442,565)
=============================================================================================

Net income (loss) per share under U.S. GAAP -
  Basic and diluted                             $   (.031)              $     (.061)

Had the Company followed U.S. GAAP, the statements of cash flows contained within the consolidated financial statements would have been reported as follows:

=============================================================================================================================
                                                                           Three months ended       Nine months ended
                                                                           Sept. 30, 2000           Sept. 30, 2000
Cash provided by (used in) operating activities under
 Canadian GAAP                                                             $(875,757)               $(1,012,266)
Deferred costs incurred                                                       (2,300)                   (30,965)
=============================================================================================================================
Cash used in operating activities under U.S. GAAP                          $(875,057)               $(1,043,231)
=============================================================================================================================
Cash used in investing activities under Canadian
 Basis                                                                     $(102,400)               $  (302,116)
Deferred costs incurred                                                        2,300                     30,965
=============================================================================================================================
Cash used in investing activities under U.S. basis                         $(100,100)               $  (271,151)

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

     In October, 1999, the Company commenced an experiment to sell iron sets through telemarketing programs, including programs subcontracted to outside call rooms Our overall experience was very disappointing and in August, 2000, we terminated the programs. Return rates were high due to multiple factors--the price of the product ($675) was relatively high for consumer telemarketing campaigns; the 90 day guaranteed return privilege permitted a consumer to "try out" the product for three months and then return it unpenalized; the 3-pay credit card option also encouraged returns before full payment; the commission structure (20% in gross sales) created the potential for aggressive sales techniques. Once such a program is canceled, the true overall return rate worsens in the short term because sales stop but returns continue for at least 90 days. In the end, new management concluded that this was not, on any basis, an effective sales model and terminated the programs.

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

         Specifically, the four factors cited negatively impacted gross margins as follows:

              (1) Sales of Lower Margin Products. Third quarter sales of the E-Club (which we distribute for QVC) were $355,774; our margin on this product is 35%, nearly 15-20% below wholesale sales on our putters and wedges. In addition, we had close out sales of approximately $35,000 which were at no margins as they were applied to previously reserved obsolete inventory.

              (2) Putter/Wedge Infomercial. During the Third Quarter, we shipped wedges having a total assembled cost of $225,000 at no margin as part of our "Buy a Putter/Get a Free Wedge" telemarketing program. This program has been terminated.

          (3) Increased Sales to International and Big Retail. During the Third Quarter, approximately $414,763 in wedge sales were to international and large retail accounts with an average gross margin of 43%, an approximate 15% discount from full wholesale pricing.

          (4) Returns of Iron Sets. During the Third Quarter, we received $650,000 in returns from iron sets sold through our outside telemarketing campaign. This reduced gross margins overall by approximately $73,440 as expenses for shipping, re-stocking and other related expenses. This program has also been terminated.


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

     GENERAL AND ADMINISTRATIVE EXPENSE. G&A expenses in Third Quarter 2000 $308,491 compared to $529,788 in Third Quarter 1999. This reduction was principally due to a reduction in Bad Debt expenses and on-going efforts to reduce overhead expenses.

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

LIQUIDITY AND CAPITAL RESOURCES


     We have historically financed our business through cash flow from operations and the private placement of equity and/or debt securities, supplemented with short-term borrowings from commercial lenders. There were no private placements in the third quarter of 2000; we did, however, issue 1,052,632 shares in connection with private placement funds received during Second Quarter 2000. Net cash used in operating activities for the quarter ended September 30,2000 was $875,757 compared to cash from operating activities of $383,087 in the same quarter of 1999. For nine months ended September 30, 2000, net cash used in operating activities was $1,012,266 compared to net cash used of $518,005 for the same period in 1999. As of September 30, 2000, we had drawn $655,650 under our credit facility with Scripps Bank in San Diego.

     Cash flows in the Third Quarter were negatively impacted by nearly $650,000 in returns in direct sales of iron sets. Those returns negated the gross margin on the prior sales of those products notwithstanding on-going expenses for freight, restocking, and required cash refunds to customers.

     The Company's go forward strategy to fund its operations is composed of the following:

               (1) New management, installed May 23, 2000, has terminated unsuccessful programs that have had substantial negative impacts on operating results and cash flow--the putter/wedge program which provided a free wedge with the purchase of a putter; sales of iron sets with a guaranteed return privilege sold through outside telemarketing vendors. These programs have simultaneously reduced overall sales and gross margins and have increased operating expenses and uses of cash. They have been terminated and will not be repeated.

               (2) New management has established a refocused business plan for the remainder of 2000 and 2001 to refocus on the Company's core products--premium wedges and putters which incorporate the Company's proprietary technology and can be sold to our existing customer base at attractive gross margins ranging from 50-60%. This refocus will be supported by a new marketing campaign, featuring a high quality infomercial starring professional golfer, Fuzzy Zoeller, which will promote the Company as the "Short Game Solution" featuring high quality putters and wedges.

               (3) The Company has commenced and will continue an across-the-board review of operating programs and expenses with the goal of reducing all unnecessary costs and increasing profitability.

               (4) The Company is pursuing a variety of possible financing sources, including asset lenders who will lend against the Company's accounts receivables and inventory.

               (5) The Company is also pursuing a number of possible private placement equity and/or debt financing arrangements which would be in place by early January 2001.

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

                                             CARBITE GOLF, INC.

     February 28, 2001
----------------------
Date:                                         By: /s/ John Pierandozzi
                                                  --------------------
                                                  John Pierandozzi
                                                  President and CEO