Form 10QSB
period 2001-03-31
CARBITE GOLF INC
filed 2001-05-21
CIK 1095102

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              --------------------

                                   FORM 10-QSB

    QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                      For the Quarter ended March 31, 2001

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


Check Whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X        No ___
     ---
On May 11, 2001, 27,507,306 shares of the Registrant's Common Stock, no par value, were outstanding.

Index                                                                Page No.
PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements:

         Condensed Consolidated Balance Sheet                            3

         Condensed Consolidated Statements of Operations                 4

         Condensed Consolidated Statements of Cash Flows                 5

         Notes to Condensed Financial Statements                         6

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                   9

PART II  OTHER INFORMATION

Item 5.  Other Information                                              11

Item 6.  Exhibits and Reports on Form 8-K                               11


SIGNATURE                                                               12

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CARBITE GOLF INC.

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2001
                                   (UNAUDITED)

-------------------------------------------------------------------------------
ASSETS
------

Current Assets
       Cash                                            $     96,254
       Accounts Receivable                                1,642,700
       Inventory                                          3,221,151
       Prepaid Expenses                                     225,110
       Future Tax Assets                                    436,733
-------------------------------------------------------------------------------
Total Current Assets                                      5,621,948

Capital Assets                                              818,557
Patents and Trademarks Net of Amortization                  104,012
Goodwill Net of Amortization                              1,847,979
Other Non-Current Assets (Deferred Costs)                   360,361

-------------------------------------------------------------------------------
Total Assets                                              8,752,857

===============================================================================
LIABILITIES AND STOCKHOLDERS EQUITY
Current Liabilities
         Accounts Payable                                 1,417,874
         Accrued Liabilities                                524,210
         Bank Loan                                          525,210
         Income Tax Payable                                  30,103
         Notes Payable                                      650,000

-------------------------------------------------------------------------------
Total Current Liabilities                                 3,147,397

-------------------------------------------------------------------------------
Shareholders Equity
Share Capital                                            11,885,462
Deficit                                                  (6,280,002)

Total Stockholders Equity                                 5,605,460

-------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS
EQUITY                                                 $  8,752,857

===============================================================================

CARBITE GOLF INC.

                CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
         for the three months ending March 31, 2001 and March 31, 2000
                                  (UNAUDITED)


                                             2001          2000
-------------------------------------------------------------------

Net Sales                                $ 2,550,379    $ 4,245,876
Cost of Goods Sold                         1,349,160      2,243,546

-------------------------------------------------------------------
Gross Profit                               1,201,219      2,002,330

Operating Expenses
   Selling Expenses                          985,467      1,398,900

   General And Administrative Expenses       469,954        506,423

   Research and Development Costs            140,672        143,449

-------------------------------------------------------------------

Income from Operations                      (394,874)       (46,442)


   Amortization                              (82,595)      (128,447)

   Interest income (expense)                 (18,717)         4,581

   Other Expense                                   0              0

-------------------------------------------------------------------

Net Income                                  (496,186)      (170,308)

===================================================================

Basic and Diluted Earnings per Share            (.02)          (.01)
===================================================================

CARBITE GOLF INC.

                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
         for the three months ending March 31, 2001 and March 31, 2000
                                  (UNAUDITED)

                                                          2001                    2000
-----------------------------------------------------------------------------------------
Cash Flows used in Operating Activities


Net Loss
Adjustments to Net Loss to Cash Used in Operations:   ($496,186)                ($170,308)

     Additional Paid in Capital
     Deferred Costs on Unrecognized Sales                 5,662                    51,395
     Amortization                                        76,933                    77,052
     Depreciation                                        53,210                    40,424
Changes in Operating Assets and Liabilities:

     Inventories                                        (51,243)                 (129,051)
     Accounts Receivable                               (550,245)                  (78,845)
     Other Current                                     (153,813)                 (128,804)
     Accounts Payable and Accrued Liabilities           278,619                  (160,176)
-----------------------------------------------------------------------------------------
Cash Used in Operating Activities                      (837,063)                 (498,313)

-----------------------------------------------------------------------------------------
Cash Flows from Investing Activities:

     Purchases of Capital Equipment                    (143,504)                 (173,756)
     Other Investment                                   (68,241)                  (28,625)
-----------------------------------------------------------------------------------------
Cash Used in Investing Activities                      (211,745)                 (202,381)
-----------------------------------------------------------------------------------------
Cash Flows from Financing Activities:
     Net Borrowings (payments) under Line of Credit    (130,440)                  327,225
     Repayments of L/T Debt                              (5,608)                   (3,393)
     Notes Payable                                      650,000                       358
     Net Proceeds From Sale of Common Stock             250,000                   380,853
-----------------------------------------------------------------------------------------
Cash Provided by Financing Activities                   763,952                   705,043

-----------------------------------------------------------------------------------------
Net Increase (Decrease) in Cash                        (284,856)                    4,349

Cash at Beginning of Period                             381,110                   660,669
-----------------------------------------------------------------------------------------
Cash at End of Period                                 $  96,254                 $ 665,018

=========================================================================================

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - QUARTERLY FINANCIAL STATEMENTS

The accompanying condensed consolidated financial statements and related notes as of March 31, 2001 and for the three months ended March 31, 2001 and 2000 are unaudited but include all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of financial position and results of operations of the Company for the interim periods. The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the operating results to be expected for the full fiscal year. The information included in this report should be read in conjunction with the Company's audited consolidated financial statements and notes thereto and the other information, including risk factors, set forth for the year ended December 31, 2000 in the Company's Form 10-KSB. Readers of this Quarterly Report on Form 10-QSB are strongly encouraged to review the Company's Form 10-KSB. Copies are available from the Company's Investor Relations Department at 9985 Huennekens Street, San Diego, CA 92121.

NOTE 2 - ACCOUNTS RECEIVABLE

Accounts Receivable at March 31, 2001 were $1,642,700 ($1,771,540 less reserve for doubtful accounts of $128,840).

NOTE 3 - INVENTORY

     Inventories consist of:
         Raw materials                  $2,088,717
         Fixed Goods                     1,280,616
         Obsolescence reserve             (148,182)
                                        ----------
                                        $3,221,151

NOTE 4 - BANK LOAN

In March 2001, we paid our $700,000 Line of Credit with Scripps Bank in San Diego, California, down to $500,000 at the Bank's request and the Bank renewed the line at $500,000 through June 1, 2001. As of March 31, 2001, we had drawn $500,000 under that Line of Credit. By a Forebearance Letter dated April 4, 2001, Scripps Bank advised the Company that it was not in compliance with the net worth covenants of the loan, but agreed to a forbearance.

NOTE 5 - NOTES PAYABLE

On March 23, 2001, we secured additional financing with a Loan Agreement with Inabata America Corporation whereby Inabata advanced the Company $650,000 on a one-year renewable note at 11% interest. The loan is secured by the assets of the Company and is convertible, at Inabata's option, to common shares of our stock at $.50 Canadian per share. We also agreed to pay Inabata a royalty on Putterball sales in Asia of

$1 per unit and offered Inabata a right of first refusal to manufacture components for the Company in Asia. The Agreement provides Inabata the option to increase the loan in $50,000 increments up to a total of $2 million.

NOTE 6 - LETTER OF CREDIT COMMITMENTS

The Company purchases some components from overseas vendors through Letter of Credit financing. At March 31, 2001, we had $128,558 in such Letters of Credit outstanding with Inabata America Corporation. The Letters of Credit with Inabata are due and payable by the Company when it takes delivery of the products after arrival in the United States.

NOTE 7 - EARNINGS PER SHARE

Earnings per share are calculated by dividing the loss available to common shareholders by the weighted average of shares outstanding during the period. At March 31, 2001, there were 25,567,306 common shares outstanding. The computation of diluted loss per share excludes the effect of the exercise of share options and share purchase warrants outstanding because their effect would be antidilutive due to losses incurred by the Company during this period. At March 31, 2001, there were 2,327,120 share options and 563,158 share purchase warrants outstanding.

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

Had the Company followed U.S. GAAP, the deferred cost and goodwill section of the balance sheet contained within the consolidated financial statements would have been reported as follows:

--------------------------------------------------------------------------------
                                             Three months ended March 31, 2001
                                                Canadian GAAP      U.S. GAAP
Deferred costs                                  $   5,662          $   62,579

--------------------------------------------------------------------------------


Had the Company followed U. S. GAAP, the shareholders' equity section of the balance sheet contained within the consolidated financial statements would have been reported as follows:



--------------------------------------------------------------------------------


-----------------------------------------------------------------------------------------------------------------------------
                                                                  Three months ended March 31, 2001
                                                              Canadian GAAP               U.S. GAAP
Shareholders' equity:
   Share capital                                              $11,885,462                  $11,885,462
   Additional paid-in capital                                          -0-               <      62,579>
   Deficit                                                    < 6,280,002>               <   6,342,581>
-----------------------------------------------------------------------------------------------------------------------------
                                                              $  5,605,460                 $ 5,542,881
-----------------------------------------------------------------------------------------------------------------------------

Had the Company followed U.S. GAAP, the statement of operations contained within the consolidated financial statements would have been reported as follows:

-----------------------------------------------------------------------------------------------------------------------------
                                                                           Three months ended March 31, 2001
Income (loss) from operations under Canadian GAAP                                            $<413,591>
Reversal of amortization of deferred costs                                                       5,662
Deferred costs incurred                                                                      <  68,241>
Goodwill amortized                                                                                  -0-
-----------------------------------------------------------------------------------------------------------------------------
Income (loss) from operations under U.S. GAAP                                               $ <476,170>
-----------------------------------------------------------------------------------------------------------------------------

Net income (loss) under Canadian GAAP                                                        $<496,186>
Deferred costs incurred                                                                          5,662
Amortization of deferred costs                                                               <  68,241>
Goodwill amortized                                                                            < 82,595>
-----------------------------------------------------------------------------------------------------------------------------
Net income (loss) under U.S. GAAP, being
  Comprehensive income (loss) under U.S. GAAP                                                $<558,765>
-----------------------------------------------------------------------------------------------------------------------------

Net income (loss) per share under U.S. GAAP - basic
  and diluted                                                                               $<     .02>
-----------------------------------------------------------------------------------------------------------------------------

Had the Company followed U. S. GAAP, the statements of cash flows contained within the consolidated financial statements would have been reported as follows:

-----------------------------------------------------------------------------------------------------------------------------

                                                                        Three months ended March 31, 2001
Cash provided by (used in) operating activities under
   Canadian GAAP                                                                             $<811,853>
Deferred costs incurred                                                                      <  68,241>
-----------------------------------------------------------------------------------------------------------------------------
Cash used in operating activities under U.S. GAAP                                            $<880,094>
-----------------------------------------------------------------------------------------------------------------------------
Cash used in investing activities under Canadian Basis                                       $<211,745>
Deferred costs incurred                                                                         68,241
-----------------------------------------------------------------------------------------------------------------------------
Cash used in investing activities under U.S. basis                                           $<143,504>

(a) Reference should be made to Note 12 of audited consolidated Financial Statement for years ending December 31, 2000 and 1999 for a qualitative explanation of the differences between U.S. GAAP and Canadian GAAP as applied to the Company.

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

RESULTS OF OPERATIONS

         NET SALES. Net consolidated sales for the three months ending March 31, 2001 were $2,550,379 versus $4,245,876 for the three months ending March 31, 2000. Our net domestic wholesale sales to retail outlets were $2,305,149 in 2001 versus $3,567,348 in 2000. Overall sales results were hurt by late delivery of our new line of Cap Series putters which showed back orders of approximately $700,000 at March 31, 2001. Sales were also reduced because of the termination of direct marketing programs. These direct response programs added top line sales during 2000, but were ultimately unprofitable and were terminated in August, 2000.

          COST OF GOODS SOLD AND GROSS MARGIN. Gross margins in First Quarter 2001 were very similar, 47.2% in 2001 compared to 47.1% in 2000.

         OPERATING EXPENSES. Operating expenses for First Quarter 2001 were $1,596,093 versus $2,048,772 for First Quarter 2000, a decrease of 22%. This reduction was principally due to reduced selling and G & A expenses detailed below.

         SALES AND MARKETING EXPENSE. Sales and marketing expenses for First Quarter 2001 were $985,467 compared to $1,398,000 for First Quarter 2000. As a percentage of sales, they were 38.6% in 2001 and 32.9% in 2000. The reduction was due to reduced variable selling expenses as sales declined and media buying and other marketing expenses were reduced.

         GENERAL AND ADMINISTRATIVE EXPENSE. G&A expenses in First Quarter 2001 were $469,954 compared to $506,423 in First Quarter 2000. This reduction was principally due to a reduction in Bad Debt expenses and on-going efforts to reduce overhead expenses.

          RESEARCH AND DEVELOPMENT. R&D expenses in First Quarter 2001 were $140,672 compared to $143,449 in First Quarter 2000.

         OTHER EXPENSES. Interest expense increased during First Quarter 2001 to $18,717 from $4,581 in First Quarter 2000 as we made greater use of our Line of Credit to fund new product purchases for 2001 inventory. Amortization expenses were $82,595 in First Quarter 2001 compared to $123,447 for First Quarter 2000.

         INCOME TAXES. The company has not recorded a provision for income taxes for the three months ended March 31, 2001. Current losses preclude a provision for year to date March 31, 2001. An income tax receivable has been recorded of $168,933 at year ended December 31, 2000 and future tax assists were increased by $117,800 through the same period.

         CAPITAL EXPENDITURES. Capital expenditures in 2001 were $143,504 compared to $173,756 for 2000. These expenditures were for Polar Balanced wedge tooling, Cap series putter tooling at two locations, new retail show booth, leasehold improvements, and computer station hardware.

LIQUIDITY AND CAPITAL RESOURCES

          We have historically financed our business through cash flow from operations and the private placement of equity and/or debt securities, supplemented with short-term borrowings from commercial lenders. There was one private placement in the First Quarter of 2001 for $250,000. Our credit facility with Scripps Bank was reduced in March 2001 from $700,000 to $500,000 and renewed through June 1, 2001. In March 2001, we secured an additional $650,000 financing in the form of a one-year convertible loan from Inabata America Corporation. See Notes 4 and 5 to Financial Statements.

                                     PART II
                               OTHER INFORMATION


ITEM 5.   OTHER INFORMATION

         On January 21, 2001, the Board of Directors appointed William Wilson of Mount Kisco, New York as a Director to take the place of Michael Spacciapolli who resigned December 10, 2000.

         On March 2, 2001, the Company's financial obligations under its 1997 three-year Employment Agreements with Chester Shira and Michael Spacciapolli expired without being renewed. Those agreements provided for employment through September 3, 2000 and if they expired without being renewed, the Company was obligated to continue compensation (at the rate of $125,000 per year to Mr. Spacciapolli and $140,000 per year to Mr. Shira) for six months after termination. That six month period ended on March 2, 2001. Mr. Spacciapolli resigned from the Company in December, 2001. Mr. Shira continues as Director of R&D at $7,500 per month.

         On March 28, 2001, we entered into a private placement arrangement for 1,940,000 shares at a deemed price of $.20 Canadian per share, or a total of $250,000 U.S. The shares were issued April 27, 2001 after approval by the Canadian Venture Exchange. No underwriters were used in these transactions and we relied upon the exemptions provided by Section 4(2) and/or Regulation D of the Securities Act.

         On April 12, 2001, the Company received approval from the Canadian Venture Exchange of (i) the Board of Directors' August 15, 2000 approval of a re-pricing of 550,120 options to officers, directors, and employees to $.42 Canadian, (this re-pricing initially involved 1,128,740 options but all but 550,120 had expired by April, 2001); (ii) the Board of Directors' grant on August 15, 2000 of 880,000 options at $.42 Canadian to officers and directors.

         In March 2001, the Company began test marketing a golf ball it has developed with patent-pending weight-centered technology.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

       (a) Exhibits. The exhibits filed as part of this report are listed below:

                  Exhibit No.        Description
                  -----------        -----------

                   10.19 Loan Agreement with Inabata America Corporation dated March 23, 2001


       (b) Reports on Form 8-K. No reports on Form 8-K were filed during the Quarter ending March 31, 2001.

                                   SIGNATURE

     In accordance with Section 13 or 15(d) of the Exchange Act, Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     CARBITE GOLF, INC.


Date:  May 11, 2001                                  By: /s/ John Pierandozzi
                                                         --------------------
                                                         John Pierandozzi
                                                         President and CEO