Form 10KSB40
period 2000-12-31
CARBITE GOLF INC
filed 2001-05-25
CIK 1095102

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                      __________________________________
                                  FORM 10-KSB

             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 FOR THE FISCAL YEAR ENDING DECEMBER 31, 2000

                        Commission File Number: 0-28707

                              CARBITE GOLF, INC.

                (Name of Small Business Issuer in its charter)

British Columbia, Canada                                              33-0770893
(State or other jurisdiction                                    (I.R.S. Employer
of incorporation or organization)                            Identification No.)

                            9985 HUENNEKENS STREET
                             SAN DIEGO, CA  92121
                   (Address of principal executive offices)
                   Issuer's telephone number (858) 625-0065

          SECURITIES REGISTERED UNDER SECTION 12(b) OF THE ACT: None
             SECURITIES REGISTERED UNDER SECTION 12(g) OF THE ACT:
                          Common Stock, No Par Value

Check whether Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes__X___ No ____.

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Registrant's revenues for the year ending December 31, 2000 were $14,160,976.

The aggregate market value of the common stock held by nonaffiliates of Registrant at May 11, 2001 was approximately $4,440,689 based on the closing price for the common stock on the Canadian Venture Exchange of $.25 Canadian and a conversion rate of .6457 US dollars for one Canadian dollar. At May 11, 2001, 27,507,306 shares of Registrant's common stock were outstanding.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

     Carbite Golf, Inc., through its wholly-owned subsidiary Carbite, Inc., develops, manufactures, and sells golf equipment. Our primary products are putters and wedges, both of which incorporate our patent-protected technology. We market and sell our products principally through wholesale sales to on-course and off-course golf retail shops and selected sporting goods retailers. We also make some sales directly to consumers through television infomercials, direct mail, telemarketing and the internet.

     The Company was incorporated in 1985 in British Columbia, Canada and has been publicly traded on the Canadian Venture Exchange (previously Vancouver Stock Exchange) since 1986. Carbite, Inc., our wholly-owned subsidiary, is a California corporation which we acquired in 1997.

Proprietary Technology Applied to Golf Clubs

     Our patented metallurgy technology gives us the ability to produce products which we believe have demonstrable benefits over competing products.

     Dual Density.  Our technology enables us to join different types of metals
     ------------
with different densities into one club head with most of the weight in the heel and toe. In our putters, for example, we combine highly dense tungsten at the extreme heel and toe with lightweight aluminum in the center section. Our patented process creates a molecular bonding of these materials into an integrated structure so the heel and toe pieces become a functional part of the club head. The net effect of this extreme heel-toe weighting is a bigger sweet spot; the performance impact is that off-center hits will perform better.

     High Friction Inserts.  Our insert technology permits the molecular bonding
     ---------------------
of tungsten carbide and diamond particles into a bronze face plate to form a durable roughened striking surface. On wedges, this insert improves the ability of all players to spin the ball and to control their shots. On putters, this insert increases feel and creates a truer roll.

     Surface Technology and Plating.  We have also developed a surface coating
     -------------------------------
process which attaches hard particles to the striking surface by way of a flame spray. This coating has performance benefits similar to the insert, but is less expensive to manufacture.

Products

     Our product line extends to all levels of play (from beginners to professionals) and a broad range of retail price points. Through 2000, substantially all our products were sold under the Carbite brand name.

     The following table sets forth the contribution to net sales attributable to our product groups for the periods indicated:

                 Year Ended December 31, 2000     Year Ended December 31, 1999
                 ----------------------------     ----------------------------

Putters          $11,230,090   79%                     $15,826,820   86%
Wedges           $ 1,260,766    9%                     $ 1,758,536    9%
Other            $ 1,670,120   12%                     $   927,545    5%
Net Sales        $14,160,976  100%                     $18,510,901  100%

     Polar Balanced Putters
     ----------------------

     Our Polar Balanced line of putters began with the Z series, introduced in 1998-99, with six models (ZG, ZH, ZI, ZM, ZP and ZL). Two center-shafted models (ZC and ZT) were added in 2000. The Z putters have tungsten weights in the extreme heel and toe molecularly bonded to an ultra light center section of aluminum. The ZC, ZG and ZH also incorporate our original bronze tungsten-carbide face insert.

     The D series, introduced in 1999, was developed as a lower price complement to the Z. It began with seven models (DB, DC, DD, DE, DF, DG, and DH). Two new models (DS and DM) were added in 2000. They are stainless steel with tungsten weights encapsulated in the heel and toe.

     In late 2000, we introduced the first prototype of a third line--The Cap Series which extends our polar balanced technology to more conventional styles with a cap hosel technology which allows us to offer multiple hosel configurations for each model. The Cap Series putters also include our patented new insert manufactured from over 23,000 miniature brass balls which hug the dimple contours of the ball for softer feel and truer roll.

     Polar Balanced Wedges
     ---------------------

     In mid-2000, we preliminarily launched our Polar Balanced Wedge series, which combines the heel-toe technology of our putters with a high-friction soft insert. Tungsten weights are bonded to the heel and toe of the club head, providing forgiveness on off-center hits. In early 2001, we made a full launch of this product. Polar Balanced Wedges are available in four loft configurations (Approach+, Approach, Sand and Lob) with steel or graphite shafts.

     Team Daiwa
     ----------

     In September 1999, we licensed the right to use the Daiwa name on products sold in the United States. In early 2000, we began selling Team Daiwa premium bags and gloves to green grass and off course accounts and limited quantities of irons and woods directly to consumers. In Mid-2000, we offered a limited number of Daiwa high-end drivers. For 2001, we will also market a full Daiwa line (Woods, Irons, Putters and Wedges) and special make up programs to select national buying groups.

     Carizma
     -------

     Following our acquisition of substantially all the assets of Carizma Golf in May, 2000, we began selling two Carizma specialty products developed by long-time golf innovator, Jim Flood--the Putterball, an innovative putting/teaching aid and the Power Ti-Pod, the antidote for people who can't hit a driver. We sell the Putterball principally to retail accounts. The Power Ti-Pod will be a direct response and/or infomercial product.

     Other Products
     --------------

     During 2000, we continued an experiment, commenced in October 1999, to sell iron and wood sets directly to consumers through telemarketing programs, including programs subcontracted to outside call rooms. The experiment was very disappointing and in August, 2000, we terminated the programs as highly unprofitable distractions from our core business of putters and wedges. Beginning in June 2000, we affirmed that our focus would be to build a profitable premium putter/wedge business with a technology story and solid margins.

Product Design and Development

     The development of new products and the enhancement of current product lines is necessary for our growth and success. Our research and development expenses for 2000 and 1999 were $636,944 and $560,616, respectively. We intend to continue to invest in R&D and product development in the future.

Sales and Marketing

     We sell our products through a variety of trade channels and support these sales through a combination of marketing vehicles.

     Retail Sales. We sell primarily to U.S. retailers and, to date, have avoided sales to price sensitive general discount warehouses or membership chains. In 2000 and 1999, sales to retailers accounted for approximately 82% and 69% of total sales. Retail accounts are handled by a national network of independent sales representatives supported by our executive office and a telemarketing team of 12 employees in San Diego. At December 31, 2000, we had 34 independent sales representatives who receive a commission on qualifying sales and are free to sell for other non-competing companies.

     International Sales. We market our products outside the United States through independent distributors. The primary foreign market is Japan but we also sell to Korea, United Kingdom, Germany, Sweden, Puerto Rico and the Philippines. International sales accounted for approximately 20% of our net sales for 2000 and 10% in 1999.

     Customer Service Support. We believe that superior customer service can significantly enhance our marketing efforts. We maintain an in-house customer service department for both wholesale and direct consumer trade and a 24-hour 7-day-a-week telemarketing company answers customer calls generated by our infomercials.

     Advertising and Promotion. We seek to promote our products through a cost-effective combination of public relations, promotion, print advertising, and printed sales materials. We have avoided general image advertising (in television or print), choosing instead to focus the marketing budget on direct response advertising which has a more predictable impact on sales and can be a cost-effective way to simultaneously build brand name recognition, communicate a product story, and sell product. We regularly place direct response advertisements in national print publications such as Golf Digest and Golf World and have used television infomercials for specific products.

     Infomercials. We have successfully used television infomercials to launch new products. The ViperBite in 1995, the Gyroseven utility wood in 1997, and the Polar Balanced Putter in 1998 were all introduced through infomercials. We believe that good infomercials can enhance consumer awareness of products, make immediate sales, and expand the retail customer base. In 2000, we produced and tested, but ultimately did not roll out, a new infomercial for the Polar Balanced Wedge. In March 2001,we completed and began airing a new infomercial, Winning Golf with Fuzzy Zoeller, featuring Carbite putters and wedges as the "Short Game Solution."

     Direct Response. In addition to direct response advertising, we pursue some direct consumer sales with direct mail and telemarketing programs, including direct mail programs, outbound phone calls and e-mail blasts to current and prospective consumer buyers, website with shopping cart feature for on-line purchasing, internet contests and programs designed to build our consumer data base for future sales, and participation in consumer shows. All these programs are designed to sell product directly to consumers which will build sales and expand brand awareness. Since most direct response sales are made by credit card, we can secure cash payment before shipment without any credit risk or accounts receivable management. Most direct response sales are, however, made with a guaranteed 30-90 day return privilege. Historically, returns range from 20% to 40%. The success of the direct response campaign is dependent on careful management of the return rate.

     Product Endorsements. In August, 1999, we entered into a five-year Endorsement Agreement with professional golfer Fuzzy Zoeller whereby Zoeller will play, endorse, and assist in the development of Carbite products worldwide. We also have short-term arrangements with a limited number of other players on other tours.

     Carbite Golf Web Site. Our products are promoted and offered for sale on our internet web site (www.carbitegolf.com).

     Our total advertising and marketing related expenses were approximately $6.0 million and $6.2 million for 2000 and 1999.

Manufacturing, Assembly and Raw Materials

     The principal components of our golf clubs (club heads, shafts and grips) are manufactured by outside suppliers and shipped to us for assembly. The suppliers are selected based on the quality of the finished products, materials, dependability and pricing. All club heads are designed by us and we provide the manufacturers with detailed specifications. They are inspected prior to shipment by a quality control inspector employed by us in Taiwan.

     All assembly operations, including painting, stenciling and the application of trade dress, are completed at our facility in San Diego, California. All components are inspected upon arrival from the suppliers and are assembled under the supervision of a full-time quality control inspector who conducts numerous visual inspections at various points along the assembly process.

Dependence on Major Customers

     During 2000, no customer accounted for more than 10% of net sales revenue. In 1999, one customer accounted for 10% of net sales.

Intellectual Property

     We are the owner, by way of assignment by Chester Shira, of eight U.S. registered patents which give the Company the exclusive right to produce golf clubs incorporating the proprietary powder metallurgy processes set forth in them. Eight additional patent applications are pending, but have not been issued. Under a Royalty Agreement dated March 1, 1993, the Company pays Mr. Shira a royalty of $.50 per club using the initial four patents which were assigned in March, 1993. The eight patents are: No. 4,768,787 (issued 9/6/88); No. 4,992,236 (issued 2/12/91); No. 5,062,638 (issued 1/5/91); No. 5,094,810
(issued 3/10/92); No. 5,217,227 (issued 6/8/93); No. 5,669,825 (issued 9/23/97);
No. 5,755,626 (issued 5/26/98) and No. 6,027,010 (issued 2/23/00).

     We sell most of our products under the Carbite brand name. We own the following U.S. registered trademarks: "Carbite;" "Check Mate;" "Multi Density;" "Dual Density;" and "Diatanium." The "Carbite" mark is also registered in Japan and Germany.

     We also have the licensed right to use the names "Daiwa" and "Team Daiwa" on golf products sold in the U.S. and the trademark and patent rights to the "Putterball" and the "Power Ti-Pod."

Employees

     As of December 31, 2000, we had 82 full-time employees, including 37 in product assembly and shipping, 30 in sales and marketing, and 15 in management, finance and administration. The employees are not represented by a union, and we consider our relations with employees to be satisfactory.

ITEM 2.  DESCRIPTION OF PROPERTY

     In February 2000, we relocated to a new facility located at 9985 Huennekens Street, San Diego, California. The facility includes approximately 26,000 square feet of office, warehouse, manufacturing and research and development space. The base rent is $20,185 per month and our lease runs through February, 2004.

ITEM 3.  LEGAL PROCEEDINGS

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to the shareholders during the Fourth Quarter of 2000.

                                    PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Common Stock Market
-------------------

     Our common stock trades on the Canadian Venture Exchange, Canada under the symbol "CAB." The following table sets forth for the periods indicated the high and low closing prices in Canadian dollars for the common stock provided by the Canadian Venture Exchange.

               Fiscal Year 2000           High      Low
               ----------------           -----     ----
               First Quarter              $ .71     $.47
               Second Quarter               .52      .35
               Third Quarter                .40      .22
               Fourth Quarter               .37      .10

               Fiscal Year 1999           High      Low
               ----------------           -----     ----
               First Quarter              $1.16     $.55
               Second Quarter              1.05      .62
               Third Quarter                .80      .53
               Fourth Quarter               .65      .35


     We have authorized capital stock of 50,000,000 shares of common stock, no par value.

     As of May 11, 2001, there were 27,507,306 shares of Common Stock issued and outstanding, held of record by approximately 1,100 persons and an additional 2,327,120 options and 563,158 warrants outstanding.

     We have not paid or declared any cash dividends on shares of our common stock and do not anticipate paying any cash dividends in the foreseeable future. We currently intend to retain any future earnings for use in the operation and growth of our business.

Common Stock

     The holders of Common Stock are entitled to one vote for each share on all matters submitted to a vote of the shareholders and are entitled to receive such dividends, if any, as may be declared by the Board of Directors from time to time out of legally available funds. Upon liquidation, dissolution or winding up of the Company, the holders of Common Stock are entitled to share in all assets of the Company that are legally available for distribution. The holders of Common Stock have no preemptive, subscription, redemption or conversion rights.

     At its Annual General Meeting on May 22, 1999, the shareholders of the Company authorized the Board of Directors to approve a reverse stock split of both the authorized and issued share capital of the Company using a ratio of 4:1, but as of December 31, 2000, the Board has not proceeded with any share consolidation.

Stock Transfer Agent

     The Company's transfer agent and registrar is Pacific Corporate Trust Company, 625 Howe Street, Vancouver, British Columbia, Canada V6C 3B8.

Treasury Stock

     In September 2000, the Board of Directors authorized the Company to repurchase up to 1,000,000 shares of its common stock subject to market conditions and buying opportunities. During 2000, the Company purchased 58,000 shares of our common stock on the open market at a total cost of $9,950.00. These shares will be cancelled.

Recent Sales Of Unregistered Securities

     During the Fourth Quarter of 2000, the Company sold or issued the unregistered securities listed below. All other such sales during 2000 have previously been included in a Quarterly Form 10-QSB.

     On December 21, 2000, we issued 195,556 shares of common stock to Fuzzy Zoeller Productions in connection with our Endorsement Agreement dated March 15, 2000 and in consideration for $88,000 US payable in 195,556 common shares at a deemed price of $.45 US per share. No underwriters were used in this transaction and we relied upon the exceptions provided by Section 4(2) and/or Regulation D of the Securities Act.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

     The following Management's Discussion and Analysis of Financial Condition and Results of Operations addresses our performance for the fiscal years ended December 31, 2000 and 1999, and should be read in conjunction with our Consolidated Financial Statements and Notes thereto appearing elsewhere in this Form 10-KSB.

     Carbite, Inc.'s net sales are primarily derived from sales of golf equipment to on-course and off-course golf shops, selected sporting goods retailers, international distributors and direct sales to consumers. Carbite, Inc.'s net sales are accounted for on an accrual basis for all wholesale sales and on a cash basis for direct consumer sales.

     Carbite, Inc. does not manufacture the components required to assemble its golf clubs, relying instead on component suppliers. Costs of the clubs consist primarily of component parts, including the head, shaft and grip. Cost of goods sold also includes labor and occupancy costs in connection with the inspection, testing and assembly of component parts at our facility in San Diego, California. Operating expenses are composed primarily of selling and marketing expenses, general and administrative expenses, and research and development expenses. Selling and marketing expenses include advertising, marketing, salaries and commissions.

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

     The following table sets forth the operating results expressed as a percentage of net sales for the periods indicated.

               Statement of Operations (Year Ended December 31)

                                                  2000                         1999
Net Sales                                     $14,160,976        100.0%     $18,510,901        100.0%
Cost of goods sold                              8,434,114         59.6%       9,468,562         51.2%
Gross profit                                    5,726,862         40.4%       9,042,339         48.8%
Operating expenses                              9,315,970         65.8%       9,220,836         47.0%
Net operating income                           (3,589,108)       -25.3%        (178,497)         2.0%
Other Income or (Expense)                         202,758          1.4%           4,941          .01%
Gain on discontinued printing operation                -0-           0%          66,673           .4%
Income (loss) before income taxes              (3,386,350)       -23.9%        (106,883)         -.6%
Income taxes                                     (268,247)         1.9%          98,600           .5%
Net income (loss)                              (3,118,103)       -22.0%        (205,483)        -1.1%


RESULTS OF OPERATIONS

     NET SALES. Net consolidated sales for the year ending December 31, 2000 were $14,160,976 versus $18,510,901 for 1999, a decline of $3,970,108 or 23%.
Our net domestic wholesale sales to retail outlets were $11,552,191 for 2000 versus $14,051,275 for 1999. Overall sales results were hurt by a slow down in putter sales, delays in production of the Polar Balanced Wedge and poor performance in our direct sales department. Direct sales experienced high returns during the year, particularly returns of iron and wood sets sold through the telemarketing campaign that was terminated in August, 2000.

     Those telemarketing programs were terminated because they were very unprofitable distractions from our core business, but in the short term, the termination hurt our sales results--once the program is canceled, sales stop but returns continue for at least 90 days, creating a double hit to sales.

     In 2000, we also saw a reduction in royalty income to $43,189 compared to $166,571 in 1999.

     COST OF GOODS SOLD AND GROSS MARGIN. Gross margins declined in 2000 to 41% compared to 49% for 1999. This decline was the result of multiple factors, including:

          (1)  Sales of Lower Margin Products. During 2000, we sold
               ------------------------------
               approximately $1 million in product at reduced or no margin as we sold off old product and inventory previously reserved as obsolete.

          (2)  Putter/Wedge Infomercial. During 2000, we shipped wedges having a
               ------------------------
               total assembled cost of $226,848 at no margin as part of a "Buy a Putter/Get a Free Wedge" telemarketing program. This program was terminated in mid-2000.

          (3)  Increased Sales to International and Big Retail. During 2000,
               -----------------------------------------------
               approximately $3,850,000 in wholesale sales were to international and large retail accounts with an average gross margin of 43%, an approximate 15% discount from full wholesale pricing.

          (4)  Returns of Iron Sets. During 2000, we received approximately
               --------------------
               $818,000 in returns from iron sets sold through our outside telemarketing campaign. This reduced gross margins overall and added expenses for shipping and re-stocking. This program was terminated in August, 2000.

          (5)  Inventory obsolescence reserve. At June 30, 2000, the Company
               ------------------------------
               initiated for the first time an inventory obsolescence reserve in the amount of $215,830 to account for products which had been de-emphasized over time.

     OPERATING EXPENSES. Operating expenses for 2000 were $9,315,970 versus $9,220,836 for 1999. This was only a nominal increase over the prior year, but in the face of declining sales and margins, contributed significantly to our losses. The primary components, Sales and marketing and G&A, are detailed below.

     SALES AND MARKETING EXPENSE. Sales and marketing expenses for 2000 were $6,047,402 compared to $6,216,698 for 1999. As a percentage of sales, however, selling expenses increased from 33.6% to 42.7%. This increase was due to: high commissions (20%) paid on the gross sales of products sold through telemarketing programs terminated in August 2000, even though a large percentage of those products were later returned; fixed sales and marketing expenses remained constant on lower net sales; expenses related to terminating the telemarketing programs, including $90,000 to settle a contract dispute with a telemarketer; production costs and media time for a wedge infomercial which we tested but did not ultimately roll out.

     GENERAL AND ADMINISTRATIVE EXPENSE. G&A expenses in 2000 were $2,063,979 compared to $1,896,688 in 1999. This increase was due to multiple factors, inluding (1) Moving and relocation expenses of approximately $150,000 for our February move to our current facilities and a rent increase of $8,000 per month for the new facility; (2) At June 30, 2000, the Company instituted for the first time an on-going allowance for Doubtful Accounts which added $135,000 to Bad Debt expense. Bad Debt expense for the year totaled $471,645 which included the write-off of one substantial customer owing $214,000; (3) Increased legal, accounting and printing costs relating to our SEC registration; (4) Computer and infrastructure upgrades in connection with our move in February 2000; (5) Interest Expense increased to $97,517 in 2000 from $17,836 in 1999 as we made greater use of our Line of Credit for product purchases.

     RESEARCH AND DEVELOPMENT. R&D expenses in 2000 were $636,944 compared to $560,676 in 1999. This increase was due to on-going development costs for new products contemplated for 2001, specifically, additional spending on the Polar Balanced Wedge, development of the Cap Series putter line introduced in early 2001, and robotic display equipment.

     INCOME TAXES. For 2000, the Company has recorded a recovery provision for income taxes paid in 1999 of $268,247.

     CAPITAL EXPENDITURES. Capital expenditures in 2000 were $293,130 compared to $400,990 in 1999. These expenditures were for Polar Balanced wedge tooling, leasehold improvements, and computer station hardware.

Bad Debt and Credit Risk
------------------------

     For the year ending December 31, 2000, we incurred bad debt expense of $471,645, approximately 3% of sales for the year, compared to $396,505.24 or 2% of sales in 1999. That included a reserve at year end of $175,000. We had one significant write off of $214,000.

     We take all reasonable steps to perform ongoing credit evaluations of our customers and to impose credit holds as appropriate, but any substantial downturn in the retail golf market or the economy generally could result in unanticipated delinquent accounts of our customers. This would negatively impact operations by increasing bad debt expense and would reduce liquidity by reducing cash collections from Accounts Receivable.

Liquidity and Capital Resources
-------------------------------

     We have historically financed our business through cash flow from operations and the private placement of equity and/or debt securities. Such funds have been supplemented from time to time with short-term borrowings from commercial lenders.

     Our primary source of commercial credit has been a Revolving Credit Facility with Scripps Bank in San Diego which is collateralized by our accounts receivable and bears interest at the Bank's general refinance rate of interest. That facility commenced in May, 1999 with a $1,000,000 Line of Credit. In May, 2000, it was renewed for six months. In October, 2000, it was renewed for an additional six months but at the reduced amount of $700,000. At December 31, 2000, the balance due was $655,000. In March 2001, we paid the line down to $500,000 at the Bank's request and the Bank renewed the line at $500,000 through June 1, 2001 with a Forebearance Agreement that expires June 1, 2001.

     In March 2001, we secured additional financing from Inabata America Corporation which advanced the Company $650,000 on a one-year renewable note at 11% interest. The loan is secured by the assets of the Company and is convertible, at Inabata's option, to common shares of our stock at $.50 Canadian per share. Inabata has the option to increase the loan to $2 million on the same terms.

     We also have a $60,000 term equipment loan with Scripps Bank collateralized by the equipment purchased from the loan proceeds which is due November 15, 2002. At December 31, 2000, $30,819 was still due.

     Net cash used by operating activities was $935,018 for the year ended December 31, 2000 compared to $782,769 for the year ended December 31, 1999. The Company had cash on hand at December 31, 2000 of $381,110, compared to $660,669 in 1999. Cash performance from operations was impacted by the much larger operating loss of $(3,589,108) in 2000 versus $(178,497) in 1999. Non cash outlays for depreciation and amortization decreased by $41,696 and non-cash working capital balances relating to operations increased by $1,380,596 versus 1999.

     Accounts Receivable at year end 2000 were $1,092,455 versus $2,368,863 in 1999, a decrease of nearly 50%. This was the result of reduced sales, better collections, and a clean up of old accounts.

     Inventory at year end 2000 was $3,169,908 versus $2,381,585 in 1999. This increase was due to the purchase of additional product, including iron sets that did not sell through by year end.

     Net cash used by investing activities was $536,601 in 2000 versus $566,940 in 1999. The cash used was attributable to $204,375 for production costs for an infomercial, $39,096 in patent and trademark costs, and $293,130 for the purchase of new computer equipment, tooling and equipment.

     Net cash provided by financing activities was $1,192,000 in 2000 versus $855,700 in 1999. The cash provided was comprised of $741,541 net proceeds from private placements, $463,725 through an increase in bank loan, reduced by $13,206 in debt reduction.

     Overall, cash flows for the year were negatively impacted by selling expenses and lost margin on returns in direct sales of iron sets. Those returns negated the gross margin on the prior sales of those products notwithstanding on-going expenses for freight, restocking, and required cash refunds to customers.

     To finance additional growth and new product introductions planned through fiscal years 2000 - 2001, the Company will require approximately $1-2 million in equity or debt private placement financing. We are currently investigating additional private placement and/or financing arrangements and have implemented internal programs designed to increase profitability and hence improve internal cash flow.

Risk Factors That May Affect Future Results and Financial Condition

     The Company's operations and financial results are subject to numerous risks, many of which are beyond the Company's control, including:

     Dependence on Polar Balanced Putters__

     During 2000 and 1999, approximately 79% and 85.5% of our net sales were derived from sales of the Polar Balanced Putter line. Such sales are expected to account for a substantial portion of our net sales for some time. A decline in demand for, or average selling prices of, the Polar Balanced Putter would have a material adverse effect on our business.

     Our continued growth and success depend, therefore, on our ability to successfully develop and introduce new products accepted in the marketplace. Historically, a large portion of new golf club technologies and designs have been rejected by consumers. No assurance can be given that new products we are developing now or will develop in the future will meet with market acceptance. Plus, our competitors are always working on new products. Accordingly, our operating results could fluctuate as a result of the amount, timing and market acceptance of new product introductions by us and our competitors.

     Our Clubs Must Comply With USGA Regulations

     The design of new golf clubs is greatly influenced by the rules and interpretations of the U.S. Golf Association ("USGA"). Although the golf equipment standards established by the USGA generally apply only to competitive events sanctioned by that organization, we believe it is critical that new clubs comply with USGA standards. No assurance can be given that any new products will receive USGA approval or that existing USGA standards will not be altered in ways that adversely affect the sales of our products.

     We Need to Develop and Protect Proprietary Technology

     Our ability to compete effectively in the golf club market will depend, in part, on our ability to maintain the proprietary nature of our technologies and products. We own, by way of assignment from Chester Shira, eight U.S. patents which are incorporated in some of our products. These patents may, however, have limited commercial value or may lack sufficient breadth to adequately protect the aspects of our products to which the patents relate. The Company's U.S. patent rights do not preclude competitors from developing or marketing products similar to our products in international markets.

     There can be no assurance that competitors, many with greater resources than us, will not apply for and obtain patents that will prevent, limit or interfere with our ability to make and sell our products.

     We are Dependent on Continued Growth in The Golf Industry

     Our financial performance is dependent in large part upon the current and anticipated market demand for golf equipment. During 1998 and early 1999, the golf equipment industry experienced periods of oversupply. There can be no assurance that such growth will return and that the slowdown will not continue. A reduced rate of growth in the demand for golf equipment due, for example, to competitive factors, technological change or otherwise, may materially adversely affect the markets for the Company's products.

     We are a Small Player in a Highly Competitive Industry

     The market for golf clubs is highly competitive. Our competitors include a number of established companies, most of which have greater financial and other resources. We could, therefore, face substantial competition from existing or new competitors that introduce and successfully promote golf clubs that achieve market acceptance. There can be no assurance that our marketing strategy will not be emulated by others, thereby diluting our message or forcing us to adopt a new marketing strategy. Such competition could result in significant price erosion or increased promotional expenditures, either of which could have a material adverse effect on the business. There can be no assurance that we will be able to compete successfully against current and future sources of competition.

     We are in a Seasonal Business Dependent on Discretionary Consumer Spending

     Golf generally is regarded as a warm weather sport and sales of golf equipment historically have been strongest during the second and third quarters, weakest during the fourth quarter. Sales of golf clubs are dependent on discretionary consumer spending and, as such, may be affected by general economic conditions. A decrease in consumer spending generally or in golf spending specifically could result in decreased spending on golf equipment, which could have a material adverse effect on our business. Because most operating expenses are relatively fixed in the short term, we may be unable to adjust spending sufficiently in a timely manner to compensate for any unexpected sales shortfall. If technological advances by competitors or other competitive factors require us to invest significantly greater resources than anticipated in research and development or sales and marketing efforts, our business could be materially adversely affected. Accordingly, we believe that period- to-period comparisons of results of operations should not be relied upon as an indication of future performance. The results of any quarter are not indicative of results to be expected for a full fiscal year.

     We Will Need Future Capital And Additional Financing

     We estimate that we may need significant funding, in addition to our present capital, to be able to fully develop and expand our business. Our future capital requirements will depend upon many factors, including the extent and timing of acceptance of our products in the market, commitments to third parties to develop and manufacture products, the progress of our R & D efforts and our operating results. In 2000, we raised approximately $780,000 in additional capital.

     We Must be Able to Manage Growth

     We recently experienced a period of rapid growth that has resulted in new and increased responsibilities for existing management personnel. Our growth has placed, and is expected to continue to place, a strain on our systems and resources to accommodate this recent growth. To compete effectively and manage future growth, if any, we will be required to continue to implement and improve our operational, financial and management information systems, procedures and controls on a timely basis and to expend, train, motivate and manage our workforce. There can be no assurance that our personnel, systems, procedures and controls will be adequate to support its existing or future operations. Any failure to implement and improve our financial and management systems or to expand, train, motivate or manage employees could have a material adverse effect on the business.

     We are Dependent on Key Personnel

     Our success depends upon the performance of our senior management team. There is strong competition for qualified personnel in the golf club industry, and the inability to continue to attract, retain and motivate other key personnel could adversely affect our business.

     We Review Possible Acquisitions, But They Can be Risky

     We regularly review possible acquisition opportunities and may make future acquisitions of complementary services, technologies, product designs or businesses in the future. On November 22, 2000, we entered into a non-binding Letter of Intent with McHenry Metals Golf Corp. regarding a possible merger with McHenry. The Letter of Intent was expressly non-binding, had a term of 60 days, and was subject to due diligence, completion of a definitive agreement, and the securing of all necessary approvals. On January 12, 2001, we terminated the Letter of Intent based on our due diligence to date. The Letter of Intent also expired by its own terms on January 20, 2001.

     There can be no assurance that future acquisitions, if any, will be completed or that, if completed, any such acquisition will be effectively assimilated into our business. Acquisitions involve numerous risks, including, among others, loss of key personnel of the acquired company, the difficulty associated with assimilating the personnel and operations of the acquired company, the potential disruption of our ongoing business, the maintenance of uniform standards, controls, procedures and policies, and the impairment of our reputation and relationships with employees and customers. In addition, any future acquisitions could result in the issuance of dilutive equity securities, the incurrence of debt or contingent liabilities, and amortization expenses related to goodwill and other intangible assets, any of which could have a material adverse effect on our business.

     Outstanding Options and Warrants May Dilute Ownership

     As of May 11, 2001, there were outstanding options to purchase an aggregate of 2,327,120 shares of common stock and outstanding warrants to purchase an aggregate of 563,158 shares of common stock. The exercise of such outstanding options and warrants would dilute the percentage ownership of our stock, and any sales in the public market of common stock underlying such stock options could adversely affect prevailing market prices for the common stock. Moreover, the terms upon which we would be able to obtain additional equity capital could be adversely affected by the existence of such options or warrants.

     We Sell to Customers who May Present Unknown Credit Risks

     We primarily sell our products to golf equipment retailers and distributors, and directly to customers via infomercials and direct response programs. We perform ongoing credit evaluations of our customers' financial condition and generally require no collateral from these customers. The 1998-1999 downturn in the retail golf equipment market resulted in delinquent or uncollectible accounts for some of our customers. Management does not foresee any immediate improvement in the golf equipment market, and therefore expects this trend to continue. Accordingly, there can be no assurance that our results of operations or cash flows will not be adversely impacted by the failure of our customers to meet their obligations.

     We Must Keep Up With Technological Changes

     The manufacture and design of golf clubs has undergone significant changes with respect to design and materials in recent years. The introduction of new or enhanced technologies or designs by competitors could render our products less marketable. Our ability to compete successfully will depend to a large degree on our ability to innovate and respond to changes and advances in its industry.

     We Face The Risk of Technical Problems or Product Defects

     There is no assurance, despite testing and quality assurance efforts, that technical problems or product defects will not be found, resulting in loss of or delay in market acceptance and sales, diversion of development resources, injury to our reputation or increased service and support costs, any of which could have a material adverse effect on the Company's business. Moreover, there is no assurance that we will not experience difficulties that could delay or prevent the development and introduction of products and services, that new or enhanced products and services will meet with market acceptance, or that advancements by competitors will not erode our position or render our products and services obsolete.

     We Depend on a Limited Number of Component Suppliers

     We assemble all of our branded clubs at the San Diego facility. We do not manufacture the components required to assemble the golf clubs. We are dependent on a limited number of suppliers and do not have written supply agreements with any of them. Three suppliers for heads, all based in the Far East; three suppliers for shafts, all based in the Far East; and three suppliers for grips one based in the Far East. Therefore, our success will depend on maintaining our relationships with existing suppliers and developing relationships with new suppliers.

     We plan our orders to manufacturers based upon the forecasted demand for our products. Actual demand may be more or less than the forecasted demand. Since our overseas club head vendors generally require at least 45-60 days lead times to produce heads after a purchase order is placed, and since shipments from these vendors average 20-25 days, our ability to quickly expand our manufacturing capacity for new products is limited. If we are unable to produce sufficient quantities of new products in time to fulfill actual demand, it could limit our sales and adversely affect our financial performance. If actual demand is less than forecasted, we could have excess inventories and related obsolescent charges that could adversely affect financial performance.

     We Rely on Independent Domestic Sales Representatives

     Sales of our products are dependent, in part, on a nationwide network of independent sales representatives. While we believe that our relationships with sales representatives and customers are satisfactory, there can be no assurance that we will be able to maintain such relationships. Although we work closely with our sales representatives, we cannot directly control such representatives' sales and marketing activities. There can be no assurance that these representatives will effectively manage the sale of our products or that our selling efforts will prove effective.

     We Rely on Foreign Distributors for International Sales

     During 2000 and 1999, sales to international customers, accounted for approximately 20% and 10% of our net sales. We rely on foreign distributors to market and sell our products outside the United States. Although we work closely with our foreign distributors, we cannot directly control such distributors' sales and marketing activities and, accordingly, cannot manage our product sales in foreign markets. Our foreign distributors may also distribute, either on behalf of themselves or other golf club equipment manufacturers, other product lines, including product lines that may be competitive with ours. Additionally, our international sales may be disrupted or adversely affected by events beyond our control, including currency fluctuations and political or regulatory changes.

     Forward-Looking Statements
     --------------------------

          This Form 10-KSB contains "Forward-looking statements" about our plans, strategies, objectives, expectations, intentions, anticipated growth, and possible acquisitions. Other statements that are not historical facts may also be forward-looking statements. When used in this report, the words "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," and similar expressions are generally intended to identify forward-looking statements. These statements are only predictions and actual results could differ materially . Factors that might cause such a difference are discussed throughout this Form 10-KSB including the section "Risk Factors" on pages 14 to 19. Any forward-looking statement speaks only as of the date we made the statements.

ITEM  7. FINANCIAL STATEMENTS

                         INDEX TO FINANCIAL STATEMENTS

                                                                          Page
                                                                          ----
Report of KPMG LLP, Chartered Accountants..............................    20

Comments by Auditor for U.S. Readers on Canada-U.S. Reporting
 Difference............................................................    20

Consolidated Balance Sheets as of December 31, 2000 and 1999...........    21

Consolidated Statement of Operations and Deficit for the years
 ended December 31, 2000 and 1999......................................    22

Consolidated Statement on Cash Flows for the years ended
 December 31, 2000 and 1999............................................    23

Notes to Consolidated Financial Statements.............................    24

[LOGO]
KPMG

[LETTERHEAD OF KPMG LLP]

AUDITORS' REPORT

To the Directors and Shareholders of
Carbite Golf Inc.

We have audited the consolidated balance sheets of Carbite Golf Inc. as at December 31, 2000 and 1999 and the consolidated statements of operations and deficit and cash flows for the years in then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

With respect to the consolidated financial statements for the year ended December 31, 2000, we conducted our audit in accordance with Canadian generally accepted auditing standards and United States generally accepted auditing standards. With respect to the consolidated financial statements for the year ended December 31, 1999, we conducted our audits in accordance with Canadian generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2000 and 1999 and the results of its operations and its cash flows for the years then ended, in accordance with Canadian generally accepted accounting principles.

Canadian generally accepted accounting principles vary in certain significant respects from accounting principles generally accepted in the United States. Application of accounting principles generally accepted in the United States would have affected results of operations and cash flows for the years ended December 31, 2000 and 1999 and the shareholders' equity as at December 31, 2000 and 1999 to the extent summarized in note 12 to the consolidated financial statements.

/s/ KPMG LLP

Chartered Accountants

Abbotsford, Canada

May 3, 2001

[LOGO]


[LETTERHEAD OF KPMG LLP]

Comments by Auditor for U.S. Readers on Canada-U.S. Reporting Difference

In the United States, reporting standards for auditors require the addition of an explanatory paragraph (following the opinion paragraph) when the financial statements are affected by conditions and events that may cast doubt on the company's ability to continue as a going concern, such as those described in
Note 1 to the financial statements. Our report to the directors and shareholders dated May 3, 2001 is expressed in accordance with Canadian reporting standards which do not permit a reference to such events and conditions in the auditor's report when these are adequately disclosed in the financial statements.

/s/ KMPG LLP

Abbotsford, Canada
May 3, 2001

[LOGO]

CARBITE GOLF INC.
Consolidated Balance Sheets
(Expressed in U.S. Dollars)

December 31, 2000 and 1999

==============================================================================================================
                                                                                     2000                 1999
--------------------------------------------------------------------------------------------------------------
Assets

Current assets:
     Cash and cash equivalents                                             $      381,110       $      660,669
     Accounts receivable                                                        1,092,455            2,368,863
     Inventory (note 3)                                                         3,169,908            2,381,585
     Income taxes receivable                                                      168,933                    -
     Prepaid expenses                                                             127,643              285,641
     Future tax assets (note 9)                                                   188,000              148,000
     ---------------------------------------------------------------------------------------------------------
                                                                                5,128,049            5,844,758

Future tax assets (note 9)                                                         79,800                    -

Capital assets (note 4)                                                           728,264              620,344

Patents and trademarks, net of accumulated amortization of
   $107,975 (1999 - $86,333)                                                      108,446               90,992

Deferred costs, net of accumulated amortization of $900,032
   (1999 - $732,895)                                                              292,120              254,882

Goodwill, net of accumulated amortization of $967,000
   (1999 - $677,000)                                                            1,932,804            2,222,804
--------------------------------------------------------------------------------------------------------------

                                                                           $    8,269,483       $    9,033,780
==============================================================================================================

Liabilities and Shareholders' Equity

Current liabilities:
     Bank loan (note 5)                                                    $      655,650       $      191,925
     Accounts payable and accrued liabilities                                   1,606,068              775,950
     Current portion of long-term debt                                             15,319               14,152
     Income taxes payable                                                               -              227,872
     ---------------------------------------------------------------------------------------------------------
                                                                                2,277,037            1,209,899

Long-term debt (note 5)                                                            15,500               29,873

Endorsement agreement payable (note 13(b))                                         87,500                    -

Future tax liability (note 9)                                                      37,800                5,000

Shareholders' equity:
     Share capital (note 6)                                                    11,635,462           10,454,721
     Deficit                                                                   (5,783,816)          (2,665,713)
     ---------------------------------------------------------------------------------------------------------
                                                                                5,851,646            7,789,008
--------------------------------------------------------------------------------------------------------------

                                                                           $    8,269,483       $    9,033,780
==============================================================================================================

Operations (note 1)
Commitments (note 13)
Subsequent events (note 15)

See accompanying notes to consolidated financial statements.

CARBITE GOLF INC.
Consolidated Statements of Operations and Deficit
(Expressed in U.S. Dollars)

Years ended December 31, 2000 and 1999

==============================================================================================================
                                                                                     2000                 1999
--------------------------------------------------------------------------------------------------------------
Net sales                                                                 $    14,160,976      $    18,510,901
Cost of sales                                                                   8,434,114            9,468,562
--------------------------------------------------------------------------------------------------------------
Gross margin                                                                    5,726,862            9,042,339

Operating expenses:
     Selling                                                                    6,047,402            6,216,698
     Research and development                                                     636,944              560,616
     General and administrative                                                 2,063,979            1,896,688
     Amortization of deferred costs                                               167,137              232,112
     Amortization of goodwill, patents and trademarks                             311,642              307,730
     Settlement on contract dispute (note 8)                                       90,000                    -
     Foreign exchange loss (gain)                                                  (1,134)               6,992
     ---------------------------------------------------------------------------------------------------------
                                                                                9,315,970            9,220,836
--------------------------------------------------------------------------------------------------------------

Loss from operations                                                           (3,589,108)            (178,497)

Other income:
     Commission revenue                                                           176,427                    -
     Gain on dissolution of subsidiary (note 7)                                         -               66,673
     Interest and other                                                            26,331                4,941
     ---------------------------------------------------------------------------------------------------------
                                                                                  202,758               71,614
--------------------------------------------------------------------------------------------------------------

Loss before income taxes                                                       (3,386,350)            (106,883)

Income tax provision (note 9):
     Current                                                                     (181,247)             241,600
     Deferred                                                                     (87,000)            (143,000)
     ---------------------------------------------------------------------------------------------------------
                                                                                 (268,247)              98,600
--------------------------------------------------------------------------------------------------------------

Loss                                                                           (3,118,103)            (205,483)

Deficit, beginning of year                                                     (2,665,713)          (2,460,230)
--------------------------------------------------------------------------------------------------------------

Deficit, end of year                                                           (5,783,816)     $    (2,665,713)
--------------------------------------------------------------------------------------------------------------


Loss per share (note 11)                                                  $         (0.13)      $        (0.01)
--------------------------------------------------------------------------------------------------------------

See accompanying notes to financial statements.

CARBITE GOLf INC.
Consolidated Statements of Cash Flows
(Expressed in U.S. Dollars)

Years ended December 31, 2000 and 1999

============================================================================================
                                                                   2000                 1999
--------------------------------------------------------------------------------------------
Cash provided by (used in):

Operations:
     Loss                                                $   (3,118,103)      $     (205,483)
     Items not affecting cash:
         Depreciation                                           185,210              165,752
         Deferred income tax                                    (87,000)            (143,000)
         Amortization                                           478,779              539,842
         Gain on dissolution of subsidiary                            -              (66,673)
         Finder's fee                                            25,000                    -
         Selling expense                                        200,500                    -
     Change in non-cash operating working capital:
         Accounts receivable                                  1,276,408           (1,088,887)
         Inventory                                             (487,123)            (382,334)
         Prepaid expenses                                       157,998              (82,003)
         Accounts payable and accrued liabilities               830,118              252,145
         Income taxes payable                                  (396,805)             227,872
     ---------------------------------------------------------------------------------------
                                                               (935,018)            (782,769)

Investments:
     Deferred costs incurred                                   (204,375)            (133,228)
     Patent and trademark costs incurred                        (39,096)             (32,722)
     Purchase of capital assets                                (293,130)            (400,990)
     ---------------------------------------------------------------------------------------
                                                               (536,601)            (566,940)

Financing:
     Issuance of common shares, net of reacquisitions           741,541              677,300
     Repayments on long-term debt                               (13,206)             (13,525)
     Increase in bank loan (net)                                463,725              191,925
     ---------------------------------------------------------------------------------------
                                                              1,192,000              855,700
--------------------------------------------------------------------------------------------

Decrease in cash during the year                               (279,559)            (494,009)

Cash and cash equivalents, beginning of year                    660,669            1,154,678
--------------------------------------------------------------------------------------------

Cash and cash equivalents, end of year                   $      381,110       $      660,669
============================================================================================

Supplementary cash flow information:
     Interest paid                                       $       52,116       $       25,562
     Income taxes paid                                          204,769               53,600

Non-cash financing/investing activities:
     Shares issued for services                          $      138,000       $            -
     Shares issued for assets                                   301,200                    -
============================================================================================

See accompanying notes to consolidated financial statements.

CARBITE GOLF INC.
Notes to Consolidated Financial Statements
(Expressed in U.S. dollars unless otherwise noted)

Years ended December 31, 2000 and 1999

================================================================================

1.   Operations:

     The Company is incorporated under the laws of British Columbia, Canada and its primary business activity is the development and sales of a proprietary brand of golf clubs which represents a single operating segment. The Company's operations are located in San Diego, California, U.S.A.

     These financial statements have been prepared on the going concern basis which, in part, assumes that the Company will be able to generate sufficient positive cash flow to satisfy its liabilities as they come due. The ability to achieve sufficient cash flow is dependent upon the return to profitable operations and the continuing support of creditors and investors. If sufficient positive cash flow cannot be generated, the assets and liabilities may have to be recorded at amounts that recognize their value on liquidation which may be materially less than their carrying value.

2.   Significant accounting policies:

     (a)  Basis of presentation:

          The consolidated financial statements are prepared in accordance Canadian generally accepted accounting principles which conform in all material respects with accounting principles generally accepted in the United States, except as disclosed in note 12.

          The consolidated financial statements include the accounts of the Company and the following subsidiaries:

          ======================================================================
          Subsidiary                                        Percentage ownership
          ----------------------------------------------------------------------

          Carbite, Inc.                                                     100%
          AGS Acquisition Corp.                                             100%
          Printer Graphics Inc.                                              90%

          ======================================================================


          All material intercorporate transactions and balances have been eliminated on consolidation.

          In fiscal 1999, Printer Graphics Inc. was formally dissolved (note 7).

     (b)  Cash and cash equivalents:

          Cash and cash equivalents include all cash balances and highly liquid investments with a maturity date of three months or less at the time of acquisition.

     (c)  Inventory:

          Raw materials inventory is stated at the lower of cost on a first-in, first-out basis, and replacement cost. Finished goods inventory is stated at the lower of average cost and net realizable value.

     (d)  Deferred costs:

          Deferred costs are related to the development and promotion of the products of Carbite, Inc. The costs are being amortized on a straight-line basis over a maximum five year period, depending on the nature of the costs.

CARBITE GOLF INC.
Notes to Consolidated Financial Statements (continued)
(Expressed in U.S. dollars unless otherwise noted)

Years ended December 31, 2000 and 1999

================================================================================

2.   Significant accounting policies (continued):

     (e)  Capital assets:

          Capital assets are stated at cost. Depreciation is provided over the estimated useful lives of the assets.

     (f)  Goodwill:

          Goodwill, representing the excess of cost over net assets of subsidiaries acquired and certain intangible assets purchased, is amortized using the straight-line method over ten years. The Company assesses the continuing value of goodwill each year by considering current operating results, trends, and prospects and measures impairment when the estimated undiscounted future cash flows are less than the carrying value of the asset. In the year of an impairment in value, the goodwill will be reduced by a charge to earnings.

     (g)  Patents and trademarks:

          Patents and trademarks represent all costs incurred to obtain these intangible assets. The patents and trademarks are amortized using the straight-line method over ten years. The Company assesses the continuing value of patents and trademarks each year by considering operating results, trends, and prospects and measures impairment when the estimated undiscounted future cash flows are less than the carrying value of the asset. In the year of an impairment in value, the patents will be reduced by a charge to earnings.

     (h)  Share option plan:

          The Company maintains a share option plan under which the Board of Directors, subject to shareholder approval, may grant options to acquire common shares to its directors, officers, employees and consultants. Under Canadian generally accepted accounting principles, no compensation expense is recognized for this plan when share options are issued. Any consideration received upon the exercise of share options is credited to share capital. Options are non-assignable, non-transferable, and except in certain specified circumstances, terminate 30 days after the optionee ceases to be employed or associated with the Company.

     (i)  Foreign currency translation:

          The Company has adopted the United States dollar as its reporting currency, which is also its functional currency. The Company and its subsidiaries are considered to be integrated operations and the accounts are translated using the temporal method. Under this method, monetary assets and liabilities are translated at the rates of exchange in effect at the balance sheet date; non-monetary assets at historical rates and revenue and expense items at the average rates for the period other than depreciation and amortization which are translated at the same rates of exchange as the related assets. The net effect of the foreign currency translation is included in current operations.

     (j)  Revenue recognition:

          Revenue is recognized on shipment of finished goods which is when title passes. Accordingly, the Company sells products FOB shipping point. Upon shipment the Company does not have significant remaining obligations related to products sold.

CARBITE GOLF INC.
Notes to Consolidated Financial Statements (continued)
(Expressed in U.S. dollars unless otherwise noted)

Years ended December 31, 2000 and 1999

================================================================================

2.   Significant accounting policies (continued):

     (k)  Income taxes:

          The Company uses the asset and liability method of accounting for income taxes. Under this method, future tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Future tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on future tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

     (l)  Use of estimates:

          These financial statements have been prepared in accordance with Canadian generally accepted accounting principles which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

3.   Inventory:

============================================================================
                                                   2000                 1999
----------------------------------------------------------------------------

     Raw materials                       $    2,115,495       $    1,737,788
     Finished goods                           1,054,413              643,797
----------------------------------------------------------------------------

                                         $    3,169,908       $    2,381,585
============================================================================


4.   Capital assets:

============================================================================
                                                   2000                 1999
----------------------------------------------------------------------------

     Office and computer equipment       $      421,524       $      364,047
     Manufacturing equipment                    795,103              609,348
     Automotive equipment                         6,785                6,785
     Leasehold improvements                      73,199               32,484
----------------------------------------------------------------------------
                                              1,296,611            1,012,664
     Accumulated depreciation                   568,347              392,320
----------------------------------------------------------------------------

                                         $      728,264       $      620,344
============================================================================

CARBITE GOLF INC.
Notes to Consolidated Financial Statements
(Expressed in U.S. dollars unless otherwise noted)

Years ended December 31, 2000 and 1999

--------------------------------------------------------------------------------

5.   Long-term debt:

     -----------------------------------------------------------------------------------------------
                                                                                2000            1999
     -----------------------------------------------------------------------------------------------
     Bank loan, payable in monthly instalments of $1,501
      including interest at bank prime rate plus 1.75% per
      annum, due November 2002                                             $  30,819       $  44,025

     Current portion                                                          15,319          14,152
     -----------------------------------------------------------------------------------------------

                                                                           $  15,500       $  29,873
     -----------------------------------------------------------------------------------------------


     Principal repayments for the next two years are as follows:

     -----------------------------------------------------------------------------------------------

     2001                                                                                  $  15,319
     2002                                                                                     15,500

     -----------------------------------------------------------------------------------------------

     The Company also has an operating line of credit of $700,000. The operating line of credit bears interest at bank prime rate plus 1% per annum.

     The above bank loan and operating line of credit, are secured by assignment of inventories, accounts receivable, equipment and assignment of insurance proceeds.

     The Company must also:

       -  maintain minimum financial ratio statistics;
       -  maintain adequate insurance coverage;
       -  keep current all taxes, charges and liens;
       - maintain executive and management personnel with substantially the same qualifications and experience as at the time of the loan; and
       - comply with all environmental protection statutes, regulations and ordinances.

CARBITE GOLF INC.
Notes to Consolidated Financial Statements
(Expressed in U.S. dollars unless otherwise noted)

Years ended December 31, 2000 and 1999

--------------------------------------------------------------------------------

6.   Share capital:

     Authorized:

         50,000,000 Common shares with no par value

     Issued:

     --------------------------------------------------------------------------
                                                           Number
                                                        of shares        Amount
     --------------------------------------------------------------------------

     Balance, December 31, 1998                        20,534,441  $  9,777,421

     Issued in 1999:
         For cash (net of offering costs of $6,265)     1,892,045       677,300
     --------------------------------------------------------------------------

     Balance, December 31, 1999                        22,426,486    10,454,721

     Shares reacquired on open market                     (58,000)       (6,569)

     Issued in 2000:
         For cash                                       1,952,632       748,110
         For services (i)                                 395,556       138,000
         For purchase of assets (ii)                      792,632       301,200
     --------------------------------------------------------------------------

     Balance, December 31, 2000                        25,509,306  $ 11,635,462
     --------------------------------------------------------------------------


           --------------------------------------------------------------------
     (i)   Service provided                         Shares issued        Amount
           --------------------------------------------------------------------

           Finder's fee                                   100,000  $     25,000
           Endorsement agreement (note 13(b))             295,556       113,000
           --------------------------------------------------------------------

           --------------------------------------------------------------------
                                                         395,556  $    138,000
           --------------------------------------------------------------------

     (ii) On May 15, 2000, the Company acquired certain assets of a manufacturer and distributor of golf products in exchange for 792,632 common shares. The exchange was based on the market value of the Company's common shares at the date of purchase of the assets. The shares are subject to a one year hold period required by the regulatory authorities.

CARBITE GOLF INC.
Notes to Consolidated Financial Statements
(Expressed in U.S. dollars unless otherwise noted)

Years ended December 31, 2000 and 1999

--------------------------------------------------------------------------------

6.   Share capital (continued):

     (a) Share options:

         ------------------------------------------------------------------------------------
                                                                    Options          Weighted
                                                  Number     exercisable at     average price
                                              of options        end of year         (CAD $'s)
         ------------------------------------------------------------------------------------
         Balance, December 31, 1998            2,411,240          2,411,240             $0.47
              Granted                          1,120,000                                $0.81
              Granted                            180,000                                $0.42
              Exercised                         (250,000)                               $0.60
              Cancelled/expired                 (517,000)                               $0.77
         ------------------------------------------------------------------------------------

         Balance, December 31, 1999            2,944,240          2,944,240             $0.54

              Granted                            880,000                                $0.42
              Granted                            220,000                                $0.37
              Cancelled/expired               (1,118,500)                               $0.66

         ------------------------------------------------------------------------------------

         Balance, December 31, 2000            2,925,740          2,925,740             $0.44
         ------------------------------------------------------------------------------------

         The following share options were outstanding and exercisable at December 31, 2000:

         ------------------------------------------------------------------------------------
                                                 Number       Exercise
                                               of shares       price              Expiry date
         ------------------------------------------------------------------------------------
                                                              (CAD $)

         Directors                               179,240        0.60          October 1, 2002
         Employees                                89,000        0.60          October 1, 2002
         Former Director                         607,000        0.01            March 1, 2003
         Employees and Directors                 390,500        0.60            March 3, 2003
         Employee                                  2,500        0.77           March 23, 2004
         Former Director                         247,500        0.77           March 23, 2004
         Former Director                         170,000        0.85           March 26, 2004
         Employee                                 50,000        0.70            June 25, 2004
         Employees                               170,000        0.60        December 31, 2004
         Directors                               140,000        0.37           April 18, 2005
         Employee                                300,000        0.42          August 15, 2005
         Directors                               580,000        0.42          August 15, 2005
         ------------------------------------------------------------------------------------

                                               2,925,740
         ------------------------------------------------------------------------------------

         No compensation resulted from the granting of these options as the options were granted having exercise prices based on the market value of the Company's common shares at the date of grant.

CARBITE GOLF INC.
Notes to Consolidated Financial Statements
(Expressed in U.S. dollars unless otherwise noted)

Years ended December 31, 2000 and 1999

--------------------------------------------------------------------------------

6.   Share capital (continued):

     (a) Share options (continued):

         Subsequent to December 31, 2000, the Company received regulatory approval to re-price 550,120 outstanding options (note 15(c)). In addition to this, 550,620 of the outstanding options were cancelled upon the optionees ceasing to be employed by the Company.

     (b) Share purchase warrants:

         The following share purchase warrants were outstanding at December 31, 2000:

         -----------------------------------------------------------------------
                                Number    Exercise
                             of shares       price                   Expiry date
         -----------------------------------------------------------------------
                                            (CAD$)

         Warrants              300,000        0.65                  May 31, 2002
         Warrants              263,178        0.55                 June 12, 2002
         -----------------------------------------------------------------------

                               563,178
         -----------------------------------------------------------------------


7.   Segmented information:

     Prior to June 1998, the Company also operated a printing business. In June 1998 the Company ceased its printing operations. In fiscal 1999, the Company formally dissolved its subsidiary, Printer Graphics Inc., resulting in a gain on dissolution of $66,673 for accounting purposes.

     Revenue and long-lived assets relating to foreign and domestic operations based on the location of the customer are as follows:

     ---------------------------------------------------------------------------------------------------------
                                                                                     2000                 1999
     ---------------------------------------------------------------------------------------------------------
     Net sales:
         United States                                                    $    11,071,939      $    16,285,551
         Japan                                                                  2,528,870            1,906,830
         Other                                                                    560,167              318,520
     ---------------------------------------------------------------------------------------------------------

     ---------------------------------------------------------------------------------------------------------
                                                                          $    14,160,976      $    18,510,901
     ---------------------------------------------------------------------------------------------------------

     Long-lived assets:
         United States                                                    $       991,821      $       818,532
         Taiwan                                                                   304,790              194,132
     ---------------------------------------------------------------------------------------------------------

                                                                          $     1,296,611      $     1,012,664
     ---------------------------------------------------------------------------------------------------------

     Major customers, representing 10% or more of the total sales, were:

     ---------------------------------------------------------------------------------------------------------
                                                                                     2000                 1999
     ---------------------------------------------------------------------------------------------------------

     HSN Direct International Ltd.                                        $             -      $     1,906,000

     ---------------------------------------------------------------------------------------------------------

CARBITE GOLF INC.
Notes to Consolidated Financial Statements
(Expressed in U.S. dollars unless otherwise noted)

Years ended December 31, 2000 and 1999
================================================================================

8.   Settlement on contract dispute:

     In fiscal 2000, the Company terminated an agreement for telemarketing services from a particular vendor. In settlement of the termination, the Company agreed to pay the vendor $90,000.

9.   Income taxes:

     The Company's provision (recovery) for income taxes differs from the amounts computed by applying the combined U.S. federal and state income tax rate of 43% for the following reasons:

     =================================================================================================
                                                                                  2000           1999
     -------------------------------------------------------------------------------------------------
     Income tax provision (recovery) at the statutory rate                $ (1,456,130)     $ (45,960)
     Increase in valuation allowance for net future tax assets                 738,041         66,223
     Adjustment for Canadian losses expired and exchange translation            76,066        (14,884)
     Adjustment for U.S. state losses that do not carry forward                 98,387              -
     Adjustment for U.S. federal losses reduced by state taxes                  53,122              -
     Adjustment for printing operation and loss on disposal of assets                -        (28,669)
     Amortization of non-deductible goodwill                                   124,700        124,700
     Prior years' tax adjustments                                               29,644              -
     Non-deductible expenses and other                                          67,923         (2,810)
     -------------------------------------------------------------------------------------------------
     Actual tax provision (recovery)                                      $   (268,247)     $  98,600
     =================================================================================================

     The tax effects of temporary differences that give rise to a significant portion of the future tax assets and future tax liabilities at December 31, 2000 and 1999 are presented as follows:

     ===========================================================================
                                                            2000           1999
     ---------------------------------------------------------------------------
     Future tax assets:
     Current:
         Accounts receivable and inventory           $   188,000      $ 148,000
     Long-term:
         Non-capital loss carryforwards:
              Canadian                                   767,975        735,807
              U.S.                                       790,966              -
     ---------------------------------------------------------------------------
                                                       1,558,941        735,807
         Unclaimed Canadian research and development
          expenditures                                   135,925        141,218
     ---------------------------------------------------------------------------
                                                       1,694,866        877,025
         Valuation allowance                          (1,615,066)      (877,025)
     ---------------------------------------------------------------------------
                                                          79,800              -
     ---------------------------------------------------------------------------
     Total net future tax assets                     $   267,800      $ 148,000
     ===========================================================================

CARBITE GOLF INC.
Notes to Consolidated Financial Statements (continued)
(Expressed in U.S. dollars unless otherwise noted)

Years ended December 31, 2000 and 1999
==============================================================================

9.   Income taxes (continued):
     =========================================================================
                                                        2000             1999
     -------------------------------------------------------------------------
     Future tax liability:
     Long-term:
         Capital assets and patents               $   37,800       $    5,000
     -------------------------------------------------------------------------
     Total net future tax liability               $   37,800       $    5,000
     =========================================================================

     In assessing the realizability of future tax assets, management considers whether it is more likely than not that some portion or all of the future tax assets will not be realized. The ultimate realization of future tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of future tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. The amount of the future tax asset considered realizable could change materially in the near term based on future taxable income during the carryforward period. At December 31, 2000 and 1999, a valuation allowance has been provided against all net future tax assets arising in Canada as the Company's operations are substantially all outside of Canada (see note 7) and the Company does not currently estimate that net income will be generated in Canada during the loss carryforward period.

     The Company has losses for tax purposes of approximately CAD $2,679,000 which are available to offset future years' taxable income in Canada expiring as follows:

     =========================================================================

     2001                                                   CAD  $      97,000
     2002                                                              172,000
     2003                                                              475,000
     2004                                                              941,000
     2005                                                              268,000
     2006                                                              404,000
     2007                                                              322,000
     -------------------------------------------------------------------------
                                                            CAD  $   2,679,000
    ==========================================================================

     The Company has unclaimed research and development expenditures of approximately CAD $474,000 which can be deducted for income tax purposes in Canada in future years at the Company's discretion.

CARBITE GOLF INC.
Notes to Consolidated Financial Statements (continued)
(Expressed in U.S. dollars unless otherwise noted)

Years ended December 31, 2000 and 1999
==============================================================================

10.  Related party transactions:

     The following amounts were charged by directors and officers of the
Company:

     ================================================================================
                                                                   2000          1999
     --------------------------------------------------------------------------------
     Management salaries paid to directors                   $  339,455    $  327,500
     Royalties paid to a director                                58,803       174,367
     Legal fees paid to a former director                             -         8,000
     Wages and fees paid to present and former officers         117,877       117,668
     ================================================================================

     These transactions occurred in the normal course of operations and are measured at the exchange amount, which is the amount of the consideration established and agreed to by the related parties.

11.  Loss per share:

     The loss per share figures are calculated using the weighted average monthly number of shares outstanding during the respective fiscal years, which was 23,819,328 in 2000 and 22,117,367 in 1999. The effect of the exercise of share options and share purchase warrants outstanding is antidilutive in 2000 and 1999.

12. Differences between generally accepted accounting principles in Canada and the United States:

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

     Had the Company followed U.S. GAAP, the deferred cost and goodwill section of the balance sheet contained within the consolidated financial statements would have been reported as follows:

     ======================================================================================================
                                                    2000                                  1999
                                        ----------------------------         ------------------------------
                                           Canadian             U.S.              Canadian             U.S.
                                               GAAP             GAAP                  GAAP             GAAP
     ------------------------------------------------------------------------------------------------------
     Deferred costs (note 12(a))        $   292,120     $          -         $     254,882    $           -
     Goodwill (note 12(d))                1,932,804        2,248,454             2,222,804        2,585,804
     ======================================================================================================

CARBITE GOLF INC.
Notes to Consolidated Financial Statements (continued)
(Expressed in U.S. dollars unless otherwise noted)

Years ended December 31, 2000 and 1999
================================================================================

12. Differences between generally accepted accounting principles in Canada and the United States (continued):

     Had the Company followed U.S. GAAP, the shareholders' equity section of the balance sheet contained within the consolidated financial statements would have been reported as follows:

     ==========================================================================================================
                                                      2000                                     1999
                                        -------------------------------         -------------------------------
                                             Canadian              U.S.              Canadian             U.S.
                                                 GAAP              GAAP                  GAAP             GAAP
     ----------------------------------------------------------------------------------------------------------
     Shareholders' equity:
         Share capital                  $  11,635,462     $  11,635,462         $  10,454,721    $  10,454,721
         Additional paid-in
           capital (note 12(d))                     -           668,174                     -          668,174
         Deficit (note 12(a))              (5,783,816)       (6,428,461)           (2,665,713)      (3,225,769)
     ----------------------------------------------------------------------------------------------------------
                                        $   5,851,646     $   5,875,175         $   7,789,008    $   7,897,126
     ==========================================================================================================

     Had the Company followed U.S. GAAP, the statement of operations contained within the consolidated financial statements would have been reported as follows:

     ===========================================================================================
                                                                          2000             1999
     -------------------------------------------------------------------------------------------
     Loss from operations under Canadian GAAP                    $  (3,589,108)     $  (178,497)
     Reversal of amortization of deferred costs (note 12(a))           167,137          232,112
     Deferred costs incurred (note 12(a))                             (204,375)        (133,228)
     Compensation expense (note 12(d))                                       -          (73,300)
     Additional goodwill amortized (note 12(d))                        (47,350)         (47,350)
     -------------------------------------------------------------------------------------------

     Loss from operations under U.S. GAAP                        $  (3,673,696)     $  (200,263)
     ===========================================================================================

     ===========================================================================================
                                                                         2000              1999
     -------------------------------------------------------------------------------------------
     Loss under Canadian GAAP                                   $  (3,118,103)      $  (205,483)
     Deferred costs incurred (note 12(a))                            (204,375)         (133,228)
     Amortization of deferred costs (note 12(a))                      167,137           232,112
     Compensation expense (note 12(d))                                      -           (73,300)
     Additional goodwill amortized (note 12(d))                       (47,350)          (47,350)
     -------------------------------------------------------------------------------------------
     Loss under U.S. GAAP, being comprehensive loss
       under U.S. GAAP                                          $  (3,202,691)      $  (227,249)
     -------------------------------------------------------------------------------------------
     Loss per share under U.S. GAAP - basic and diluted         $       (0.13)      $     (0.01)
     ===========================================================================================

     For all periods presented loss under U.S. GAAP equals comprehensive loss.

CARBITE GOLF INC.
Notes to Consolidated Financial Statements (continued)
(Expressed in U.S. dollars unless otherwise noted)

Years ended December 31, 2000 and 1999
===============================================================================

12. Differences between generally accepted accounting principles in Canada and the United States (continued):

     Had the Company followed U.S. GAAP, the statements of cash flows contained within the consolidated financial statements would have been reported as follows:

     ============================================================================================
                                                                          2000              1999
     --------------------------------------------------------------------------------------------
     Cash used in operating activities under Canadian GAAP       $    (935,018)      $  (782,769)
     Deferred costs incurred (note 12(a))                             (204,375)         (133,228)
     --------------------------------------------------------------------------------------------
     Cash used in operating activities under U.S. GAAP           $  (1,139,393)      $  (915,997)
     ============================================================================================
     Cash used in investing activities under Canadian GAAP       $    (536,601)      $  (566,940)
     Deferred costs incurred (note 12(a))                              204,375           133,228
     --------------------------------------------------------------------------------------------
     Cash used in investing activities under U.S. GAAP           $    (332,226)      $  (433,712)
     ============================================================================================

     (a) Deferred costs:

         Under U.S. GAAP, the expenditures that were deferred and amortized under Canadian GAAP would have been expensed in the year incurred against operations and accordingly, there would be no amortization of deferred costs.

     (b) Recent accounting pronouncements:

         In June 1998, the Financial Accounting Standards Board issued Statement of financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133). SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument be recorded on the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133, as recently amended, is effective for fiscal years beginning after June 15, 2000. To date, the Company has not entered into derivative instruments. Management believes the adoption of SFAS No. 133 will not have a material effect on the Company's financial position or results of operations.

     (c) Impairment in goodwill and other intangibles:

         As described in note 2(f) and (g), the Company will measure impairment for Canadian GAAP purposes by the excess of carrying values over the undiscounted estimated future cash flows. For U.S. GAAP purposes, the impairment calculation is made by reference to discounted future cash flows. As no impairment charges have been recognized to December 31, 2000, there is no impact from this difference between Canadian and U.S. GAAP.

CARBITE GOLF INC.
Notes to Consolidated Financial Statements (continued)
(Expressed in U.S. dollars unless otherwise noted)

Years ended December 31, 2000 and 1999

================================================================================

12. Differences between generally accepted accounting principles in Canada and the United States (continued):

     (d) Compensation expense:

         In September 1999, the Company committed to grant 300,000 fully vested options to Daiwa to act as an exclusive distributor for a five year term (note 13(c)). The fair value of the options of $73,300, determined in accordance with FAS 123, has been recognized as compensation expense at the contract performance date. The following assumptions were used to determine the fair value of the options: Risk-free interest rate of 5.5%; dividend yield rate of 0%; price volatility of 67%; and expected life of options of three years.

         Under U.S. GAAP, the estimated fair value of 607,000 fully vested options issued in exchange for fully vested options as part of the Carbite Inc. acquisition (note 2(a)(iii)) would be recorded as additional cost of the acquisition. The estimated fair value of the options of $473,500 would be recorded as additional goodwill and additional paid-in capital. The fair value of these options was calculated by the following assumptions of the options: Risk-free interest rate of 5.5%; dividend yield rate of 0%; price volatility of 67%; and expected life of options of 5.17 years. This additional goodwill would be amortized over a period of ten years consistent with the amortization period recorded under Canadian GAAP.

         For U.S. GAAP purposes, the Company has elected under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-based Compensation" ("SFAS 123") to continue to apply the intrinsic value based method of accounting for stock-based compensation to employees under APB 25, "Accounting for Stock Issued to Employees". Under the intrinsic value method, stock compensation is the excess, if any, of the quoted market value of the stock at the date of grant over the amount the optionee must pay to acquire the stock. No additional compensation expense was recognized under APB 25 for the years ended December 31, 2000 and 1999.

         The Company follows the disclosure provisions of FAS 123. Had compensation cost been determined based on fair value at the grant date for options to employees consistent with the measurement provision of FAS 123, net income (loss) and earnings (loss) per share would have been:

         =====================================================================================================
                                                                                     2000                 1999
         -----------------------------------------------------------------------------------------------------
         Loss as reported under U.S. GAAP                                  $   (3,202,691)     $      (227,249)
         Additional compensation for fair value of options                       (153,926)            (116,400)
         -----------------------------------------------------------------------------------------------------

         Pro forma loss under U.S. GAAP                                    $   (3,356,617)     $      (343,649)
         =====================================================================================================

         Pro forma loss per share under U.S. GAAP                          $        (0.14)     $         (0.01)
         =====================================================================================================

CARBITE GOLF INC.
Notes to Consolidated Financial Statements (continued)
(Expressed in U.S. dollars unless otherwise noted)

Years ended December 31, 2000 and 1999

================================================================================

12. Differences between generally accepted accounting principles in Canada and the United States (continued):

     (d) Compensation expense (continued):

         The following assumptions were used to estimate the fair value of options:


         =====================================================================
                                                              2000        1999
         ---------------------------------------------------------------------

         Risk-free interest rate                              4.0%        5.1%
         Dividend yield rate                                  0.0%        0.0%
         Price volatility                                   134.0%       38.0%
         Weighted average expected life of options          1 year      1 year

         =====================================================================

         The weighted average fair value of the options granted in 2000 was $0.14 (1999 - $0.16) per option.

13.  Commitments:

     (a) Royalty agreement:

         The Company has a royalty agreement with one of the directors, which pays a fixed fee per club sold in exchange for the exclusive assignment of all the patents made by the director. It also pays 1/3 of royalties received by the Company from competitors using the Company's patented technology.

     (b) Endorsement agreement:

         In August, 1999, the Company signed a six year endorsement agreement, which gives the Company unlimited worldwide use of the endorser's name and likeness in promotions for the Company and its products. The endorser also agrees to publicly use Carbite products while competing at PGA events, and participate in promotional activities the Company arranges.

         As consideration, the Company agreed to pay the endorser $138,000 in cash and in shares for the six month period of the contract ending February, 2000. In addition, the Company agreed to pay the following annual amounts thereafter:

         ======================================================================
                                                                   Dollar value
         Contract year ended                          Cash            of shares
         ----------------------------------------------------------------------

         February 2001                         $    200,000        $    100,000
         February 2002                              200,000             100,000
         February 2003                              275,000             225,000
         February 2004                              300,000             250,000
         February 2005                              325,000             250,000

         ======================================================================

CARBITE GOLF INC.
Notes to Consolidated Financial Statements (continued)
(Expressed in U.S. dollars unless otherwise noted)

Years ended December 31, 2000 and 1999

================================================================================

13.  Commitments:

     (b) Endorsement agreement (continued):

         The contract can be terminated by the Company if certain sales figures are not met or if the endorser in unable to fulfill his duties. For accounting purposes, the Company recognizes as a charge against income the proportionate consideration owing for services rendered in the fiscal year.

     (c) Trademark license and distribution agreements:

         In September 1999, the Company entered into two agreements with Daiwa Seiko of Japan:

         (i) A Trademark License Agreement which permits the Company to use the Daiwa name and other trademarks of Daiwa on golf products in the United States and Canada. The term is five years with an option for an additional five-year term. The Company is obligated to pay a royalty of 6% of the Company's FOB purchase price on all products sold under the license. The agreement is subject to termination upon certain events, including failure to meet certain minimum royalty amounts ($75,000 in Year 1, $225,000 in Year 2, $250,000 in Year 3, $375,000 in Year 4 and $450,000 in Year 5).

          ii) A Distribution Agreement which designates the Company as the exclusive distributor of Daiwa golf products in the United States and Canada for a term of five years with an option to renew for an additional five years. The agreement is subject to termination upon certain events, including the failure for two consecutive years to undertake to meet certain minimum purchase obligations, which begin at $1.75 million for the first year of the agreement and escalate substantially each year thereafter. Upon receipt of regulatory approval, the Company is obligated to grant to Daiwa an option, exercisable through August 31, 2002, to buy 300,000 shares of the Company's common stock at the closing market value of the Company's common shares on September 16, 2000 of CAD $0.70 per share. This required regulatory approval has not been received yet. The Company must also pay 10% of Daiwa net sales for advertising and promotion of Daiwa products in the United States.

          (d)      Lease commitment:

         During fiscal 2000, the Company signed a four year lease agreement expiring February 29, 2004 on the rental of its premises. The Company is required to make the base rent payments as outlined below plus its share of common area operating expenses.

         ======================================================================
         Year                                                  Lease Payment
         ----------------------------------------------------------------------
         2001                                                      $    271,594
         2002                                                           281,586
         2003                                                           292,014
         2004                                                            48,960

         ======================================================================

CARBITE GOLF INC.
Notes to Consolidated Financial Statements (continued)
(Expressed in U.S. dollars unless otherwise noted)

Years ended December 31, 2000 and 1999

================================================================================

14.  Fair value of financial instruments:

     For certain of the Company's financial instruments including accounts receivable and accounts payable and accrued liabilities, the carrying amounts approximate fair value due to the immediate or short-term maturity of these financial instruments.

     The carrying value for long-term debt approximates fair value because the borrowing rate is similar to the rates currently available to the Company for loans with similar terms and maturity.

15.  Subsequent events:

     (a) In March 2001, the Company paid down its operating line of credit to $500,000, at the request of the lender. The operating line was renewed for an additional 90 days with a Forbearance agreement that expires June 1, 2001. After June 1, 2001, the lender has the discretion to further reduce or eliminate the Company's line of credit.

     (b) On March 23, 2001, the Company received additional financing from one of its suppliers. The additional financing consists of a one year loan of $650,000 with interest only payments at 11% per annum. The Company also granted the supplier a royalty of a fixed fee per club based on sales of certain products in certain sales areas.

         The lender has the option of converting all or a portion of the amount outstanding into common shares of the Company at a deemed price of CAD $0.50 per share. The Company also granted security interest in all its assets.

     (c) On March 22, 2001, the Company entered into an agreement to issue 1,940,000 shares at CAD $0.20 per share by way of a private placement.

     (d) In April 2001, the Company received regulatory approval to re-price 550,120 outstanding share options, primarily from an exercise price of CAD $0.60 to a reduced exercise price of CAD $0.42.

16.  Reclassification:

     Certain of the prior years' figures have been reclassified to conform to the presentation adopted in the current year.

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

     There were no changes in or disagreements with accountants on accounting and financial disclosure.

                                   PART III


ITEM 9.    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

     As of December 31, 2000, the directors and executive officers of the Company were as follows:


Name                   Age    Position
----                   ---    --------

Chester S. Shira        72    Director of R&D and Chairman
John R. Pierandozzi     46    President, Chief Executive Officer and Director
Andrew W. Robertson     52    Executive Vice President, COO, and Secretary
Stanley R. Sopczyk      65    Vice President, Operations
Joe Sery                57    Vice President, Engineering
David Nairne            47    Director
Ballard Smith           54    Director
David Williams          59    Director


     Chester S. Shira is the founder of our wholly-owned subsidiary, Carbite, Inc., and has been its Chairman of the Board since 1988. From 1988 to 1994 he also served as President and Chief Executive Officer of Carbite, Inc. Mr. Shira has been Chairman of the Board and Director of R & D for the Company since 1997. Mr. Shira spent 11 years managing all aspects of welding, forging and metal finishing development for North American Rockwell and four years with Lincoln Electric Company, working in the areas of application engineering and process controls. He has over 40 years experience as a metallurgist and welding engineer. Mr. Shira has a BA from Ohio State University, and is a registered professional metallurgical engineer in California and Ohio.

     John R. Pierandozzi, President and CEO since May 2000, joined the Company in 1998 as a consultant after 18 years in golf and golf-related businesses as a course developer, manufacturer, and retailer. From 1997 - 1998, he was a New Products/Research and Development consultant to Adams Golf. From 1994 - 1997, he was the President of Evolution Golf Company. He is a graduate of the University of Southern California.

     Andrew W. Robertson, Executive Vice President, COO, and Secretary, since May, 2000. He had been a consultant to the Company on legal and other matters since 1997. Prior to joining the Company, he had been in the private practice of law since 1974 and was a partner with the firm of Lillick McHose & Charles and Pillsbury Madison & Sutro. He was the Executive Vice President of California Pro USA Corp, an in-line skate manufacturer, from 1991 - 1994. He was Chairman of the 1979 Los Angeles Open at Riviera CC. He is a graduate of Brown University and UCLA Law School.

     Stanley R. Sopczyk, Vice President Operations, joined the Company in 1998. He was previously the Vice President and COO for Taylor Made Golf and Vice President of the Golf Division of CoastCast Corporation, the world's largest manufacturer of golf heads.

     Joe Sery, Vice President Engineering, joined the Company in 1995. From
1972 -1994, he was President and owner of Car Part Industries in South Africa, a manufacturer of automobile parts. He is a Mechanical Engineer, Master Industrial Engineer, holds an MBA and is highly experienced in all facets of manufacturing and administration.

     David Nairne was appointed as a director in 1996. Mr. Nairne is President of Cedaridge Development and Management LTD, a private company in real estate based in Vancouver, Canada. Cedaridge provides equity financing to other developers, as well as undertaking developments for its own account in both Canada and the United States. Prior to joining Cedaridge, Mr. Nairne was Vice President of Communities Southwest in Irvine, California from August, 1993 to November, 1995. Communities Southwest was a major developer of residential communities throughout southern California. Mr. Nairne received his Bachelor of Commerce degree in 1977 and his Bachelor of Laws degree in 1978.

     Ballard Smith was appointed as a director in June, 2000. He was President of the San Diego Padres Baseball Club from 1979 - 1987 and a member of Major League Baseball's Executive Committee from 1981 - 1985. He served on the Board of McDonald's Corporation for 14 years and was Chairman of Sun Mountain Broadcasting from 1985 - 1997.

     David Williams was appointed as a director in February, 2000. He has been the President of Roxborough Holdings in Toronto, Canada since 1977. He is also a director of Pico Holdings, Ltd., Metro One Telecommunications, and Radiant Energy Corporation.

     We have a currently effective directors and officers liability insurance policy.

ITEM 10.   EXECUTIVE COMPENSATION.

     The following table shows the compensation paid by the Company to its Chief Executive Officer and all other executive officers of the Company whose annual salary and bonus exceeded $100,000 for the years indicated (collectively "Named Executive Officers.")

                          Summary Compensation Table

                                                                                       Long Term
                                                                                     Compensation
                                               Annual Compensation/(2)/                 Awards
                                    --------------------------------------------    -------------
                                                                                      Securities
                                                                    Other Annual      Underlying       All other
                                            Salary      Bonus       Compensation    Options/SAR's     Compensation
Name and Principal Position         Year        ($)        ($)            ($)/(1)/           ($)              ($)
---------------------------         ----    ------      ------      ------------    -----------       ----------
Chester S. Shira, Director of       2000    140,000        -0-           64,473
 R&D, Chairman of the Board         1999    140,000     25,000          174,637
                                    1998    128,817     30,000          168,445           75,000
 Michael Spacciapolli,
  President/CEO/(3)/                2000    140,799
    (1/1/00 - 5/22/00)              1999    150,000     12,500                           697,500
                                    1998    140,719     60,000                           125,000

John R. Pierandozzi, President      2000     97,156                                      500,000
 and CEO/(4)/                       1999        -0-
(5/22/00 - present)                 1998        -0-

_____________

(1) Represents royalties paid to Mr. Shira pursuant to a Royalty Agreement dated March 1, 1993 between the Company and Mr. Shira and pursuant to an arrangement with the Company whereby he received 1/3 of all royalties received from licensee KZ Golf.

(2) The compensation described in this table does not include certain perks and other personal benefits received by the Named Executive Officers, the value of which does not exceed the lesser of $50,000 or 10% of the Named Executive Officers total annual salary and bonus.

(3) Mr. Spacciapolli was president/CEO through May 23, 2000 when he was named Vice Chairman. He resigned from the Company December 10, 2000.

(4) Mr. Pierandozzi was named President and CEO on May 23, 2000, prior to which he was a consultant to the Company.

Option Grants in Last Fiscal Year

     The following table sets forth information concerning stock option grants made to the Chief Executive Officer and each of the other Named Executive Officers for the fiscal year ended December 31, 2000:

                                       Option/SAR Grants in Last Fiscal Year

                                                                           Individual Grants
                                                     --------------------------------------------------------
                                   Number of          % of Total
                                   Securities        Options/SAR's
                                   Underlying          Granted to
                                  Options/SAR's        Employees             Exercise or
Name                               Granted (#)       in Fiscal Year       Base Price ($/Sh)   Expiration Date
----                              -----------        --------------       ----------------    ---------------
John Pierandozzi                    500,000               62.5%                .42 Cdn            8/15/04

Option Exercise and Holdings

     The following table sets forth information concerning option exercises and option holdings for the year ended December 31, 2000, with respect to Chief Executive Officer and the Named Executive Officers:

                                               Aggregate Option/SAR Exercises in Last Fiscal Year
                                                     and Fiscal Year End Option/SAR Values
                                   --------------------------------------------------------------------------

                                                                                     Value of Unexercised
                                                        Number of Unexercised     In-The-Money Options/SAR's
                                                          Options/SAR's at            at Fiscal Year End
                                   Value Realized          Fiscal Year End               ($U.S.)/(1)/
                      Shares      Market Price at    --------------------------   ---------------------------
                   Acquired on     Exercise less
Name               Exercise (#)    Exercise Price    Exercisable Unexercisable     Exercisable Unexercisable
----               ------------    --------------    --------------------------   ---------------------------
                                       ($US)
                                       -----
Chester S. Shira       ---                   ---           239,620        ---              -0-            ---

Michael A.
 Spacciapolli          ---                   ---         1,164,120        ---              -0-            ---

John R.
 Pierandozzi                                               250,000       300,000           -0-            ---

  Compensation of Directors

     We reimburse directors for expenses in connection with attending Board and Committee meetings, but do not pay them for serving as Directors.

  Employment Agreements

     In September, 2000, our three-year employment agreements with Chester Shira, Chairman and Director of R & D, and Michael Spacciapolli, President and CEO expired without being renewed by the Company. Mr. Spacciapolli resigned as President and was named Vice Chairman in May, 2000, from which he resigned in December 2000. As provided for in the agreements, both Mr. Shira and Mr. Spacciapolli received compensation for the six month period following expiration of the contracts--Mr. Shira at the rate of $140,000 per year and Mr. Spacciapolli at the rate of $125,000 per year. That compensation continued through March 2, 2001. Mr. Shira continues as Director of R&D at $7,500 per month.

     In August, 2000, the Company entered into employment agreements with John Pierandozzi, President and CEO, and Andrew W. Robertson, Executive Vice President and COO, which provide for employment for a sixteen month term beginning August 15, 2000 and ending December 31, 2001, at specified minimum annual salaries and such other periodic and extraordinary compensation deemed appropriate by the Board. Following the initial term, their employment shall renew automatically for one year on each anniversary date unless either party provides notice of non-renewal. Mr. Pierandozzi's salary is to be a minimum of $110,000 which increases to $125,000 if he relocates to San Diego County. Mr. Robertson's minimum salary is $90,000 through February 15, 2001 and $110,000 thereafter. These employment agreements also provide that in the event their employment is terminated pursuant to the employment agreement, or a notice of non-renewal is issued by the Company, they shall continue to be paid for a period of three months, except that Mr. Pierandozzi shall be paid for six months if at the time of non-renewal he is living in San Diego County. In the event either of them are terminated other than pursuant to the employment agreements, they shall each receive the compensation provided for in their employment agreements for the remainder of the term.

ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

COMMON STOCK--CERTAIN BENEFICIAL OWNERS

     The following are the only persons known to us to own beneficially, as of May 11, 2001, five percent (5%) or more of the outstanding shares of our common
Stock:

                                                        Shares Beneficially Owned
Name and Address of Beneficial Owner/1/                   Number   Percentage/2/
---------------------------------------                 ------------------------
Chester S. Shira/3/                                       4,393,292    16%
Ballard Smith/4/                                          1,859,474     7%
David Willams/5/                                          1,576,000     6%
Russell Lewis                                             2,750,000    10%
  9151 Rehco Road
  San Diego, CA  92121

--------------------
(1) Unless otherwise indicated, the address of each person is in care of the Company at 9985 Huennekens Street, San Diego, California 92121. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally incudes voting or investment power with respect to securities. Shares of Common Stock subject to options, warrants or convertible securities that are currently exercisable, or exercisable within 60 days of May 11, 2001 are deemed outstanding for computing the percentage of the person holding such options, warrants or convertible securities but are not deemed outstanding for computing the percentage owned by any other shareholder listed. Except as indicated by footnote and subject to community property laws where applicable, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock shares as beneficially owned by them.

(2) Percentage ownership is based on 27,507,306 shares outstanding as of May 11, 2001.

(3) Includes 239,620 shares which Mr. Shira has the right to acquire upon exercise of outstanding options, all of which were exercisable as of May 11, 2001.

(4) Includes 1,582,106 shares held by BCS Properties, Ltd, a partnership of which Mr. Smith is a principal; 197,368 shares which BCS Properties, Ltd, has the right to acquire upon the exercise of stock warrants, all of which were exercisable as of May 11, 2001; and 80,000 shares which Mr. Smith has the right to acquire upon exercise of outstanding options, all of which were exercisable as of May 11, 2001.

(5) Includes 80,000 shares which Mr. Williams has the right to acquire upon exercise of outstanding options, all of which were exercisable as of May 11, 2001.

COMMON STOCK--MANAGEMENT

     The following table sets forth information known to us regarding the beneficial ownership of our common stock as of May 11, 2001 by each of the Company's directors, each Named Executive Officer, and all directors and executive officers as a group.


                                                                                           Shares Beneficially Owned
Name and Address of Beneficial Owner/(1)/                                                 Number         Percentage/2/
-----------------------------------------                                              -------------   ---------------

Chester S. Shira/(3)/...................................................................        4,393,292      16%
Michael A. Spacciapolli/(4)/............................................................          987,000       4%
John R. Pierrandozzi/(5)/ ..............................................................          550,000       2%
David Nairne/(6)/.......................................................................          319,570       1%
Ballard Smith/(7)/......................................................................        1,859,474       7%
David Williams/(8)/ ....................................................................        1,576,000       6%
William Wilson/(9)/ ....................................................................          323,947       1%
All directors and executive officers as a group.........................................       10,777,262      39%

_______________
(1) Unless otherwise indicated, the address of each person is in care of the Company at 9985 Huennekens Street, San Diego, California 92121. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of Common Stock subject to options, warrants or convertible securities that are currently exercisable, or exercisable within 60 days of May 11, 2001 are deemed outstanding for computing the percentage of the person holding such options, warrants or convertible securities but are not deemed outstanding for computing the percentage owned by any other shareholder listed. Except as indicated by footnote and subject to community property laws where applicable, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock shares as beneficially owned by them.

(2) Percentage ownership is based on 27,507,306 shares outstanding as of May 11, 2001.

(3) Includes 239,620 shares which Mr. Shira has the right to acquire upon exercise of outstanding options, all of which were exercisable as of May 11, 2001.

(4) Includes 607,000 shares which Mr. Spacciapolli has the right to acquire upon exercise of outstanding options, all of which were exercisable as of May 11, 2001.

(5) Includes 550,000 shares which Mr. Pierandozzi has the right to acquire upon exercise of outstanding options, 250,000 of which were exercisable as of December 31, 2000. The remaining 700,000 vest and become exercisable as follows: 100,000 on August 15, 2001; 100,000 on February 15, 2002; and
     100,000 on August 15, 2002.

(6) Includes 80,000 shares which Mr. Nairne has the right to acquire upon exercise of outstanding options, all of which were exercisable as of May 11, 2001.

(7) Includes 1,582,106 shares held by BCS Properties, Ltd, a partnership of which Mr. Smith is a principal; 197,368 shares which BCS Properties, Ltd. has the right to acquire upon the exercise of stock warrants, all of which were exercisable as of May 11, 2001; and 80,000 shares which Mr. Smith has the right to acquire upon exercise of outstanding options, all of which were exercisable as of May 11, 2001.

(8) Includes 80,000 shares which Mr. Williams has the right to acquire upon exercise of outstanding options, all of which were exercisable as of May 11, 2001.

(9) Includes 65,789 shares which Mr. Wilson has the right to acquire upon the exercise of stock warrants, all of which were exercisable as of May 11, 2001.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Pursuant to a Royalty Agreement dated March 1, 1993, we pay royalties to Chester S. Shira, Director of Research and Development and Chairman of the Board. The Royalty Agreement provides for a royalty of $.50 per club on clubs employing any of the inventions set forth in the four patents assigned to us by Mr. Shira in March, 1993. The term of the Agreement is coextensive with the life of each of the four patents. Thereafter, as to the inventions underlying each patent, the Agreement may be extended upon mutual agreement with a royalty
of $.30 on each club.    All royalty payments are current.  For 2000 and 1999,
we paid Mr. Shira a total of $64,473 and $115,017 in connection with the 1993 Royalty Agreement.

     We have also paid Mr. Shira in connection with licenses of other patents owned by the Company to certain third parties. In 1999, we paid Mr. Shira $58,600 as one-third of all royalties we received in 1999 from KZ Golf in connection with our License Agreement with KZ Golf dated October 28, 1998.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibits

*2.1      Agreement and Plan of Merger between Carbite, Inc., Carbite Golf, Inc.
          and Carbite Acquisition Corp. dated June 6, 1996

*2.2      Agreement between Advanced Golf Systems, Inc. and Carbite Golf, Inc.
          dated September 24, 1996

*3.1      Amended and Restated Articles of Incorporation and Bylaws of the
          Company

*4.1      Specimen Common Stock Certificate

*4.2      Form of Warrant

*10.1     Royalty Agreement between Carbite, Inc. and C. S. Shira dated March 1,
          1993

*10.2     Employment Agreement between the Company and Chester S. Shira dated
          September 3, 1997

*10.3 Employment Agreement between the Company and Michael A. Spacciapolli dated September 3, 1997

*10.4 License Agreement between Carbite Golf Company and Taylor Made Golf dated January 1, 1995 and Amendment dated March 4, 1997

*10.5     License Agreement between Carbite, Inc. and K Z Golf, Inc. dated
          October 28, 1998

*10.6     Endorsement Agreement between Carbite Golf, Inc., Carbite, Inc. and
          Fuzzy Zoeller Productions, Inc. dated August 20, 1999

*10.7     Agreement and Plan of Merger between Carbite, Inc., Carbite Golf, Inc.
          and Carbite Acquisition Corp. dated June 6, 1996

*10.8     Agreement between Advanced Golf Systems, Inc. and Carbite Golf, Inc.
          dated September 24, 1996

*10.9     Loan Agreement dated April 13, 1998 between the Company and James A.
          and Susan V. Henderson as Co-Trustees of the Henderson Living Trust

*10.10    Lease Agreement dated January 6, 1998 between Carbite, Inc. and Nancy
          Ridge Technology Center, LLC relating to the facilities at 6330 Nancy
          Ridge Road, San Diego, CA 92121

*10.11    Form of Stock Option Agreement

*10.12    Employee Confidentiality and Invention Agreement

*10.13 Commercial Security Agreement between Carbite, Inc. and Scripps Bank dated May 15, 1999

*10.14    Trademark License Agreement between Carbite Golf, Inc. and Daiwa
          Seiko, Inc. dated September 16, 1999

*10.15    Exclusive Distribution Agreement between Carbite Golf, Inc. and Daiwa
          Seiko, Inc. dated September 16, 1999

 *10.16   Lease Agreement between Manufacturers Life Insurance and Carbite, Inc.
          dated October 29, 1999 relating to facilities at 9985 Huennekens
          Street, San Diego, CA 92121

 *10.17   Amended and Restated Endorsement Agreement with Fuzzy Zoeller
          Productions dated as of March 15, 2000 (incorporated by reference from Amendment No. 1 to Form 10-SB dated February 28, 2001)

 *10.18   Asset Purchase Agreement Between Carbite Golf and Carizma Golf dated
          May 15, 2000

 *10.19   Loan Agreement with Inabata America Corporation dated March 23, 2001

**10.20 Employment Agreement between Carbite, Inc. and John R. Pierandozzi dated August 15, 2001

**10.21 Employment Agreement between Carbite, Inc. and Andrew W. Robertson dated August 15, 2001

**23.1    Consent of Independent Auditor

--------
*  Previously filed and incorporated herein by reference

** Filed herewith

     (b)  No reports or Form 8-K was filed during 2000.

SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                    CARBITE GOLF, INC.


 Date:       May 21, 2001                           By: /s/ John R. Pierandozzi
                                                        ------------------------
                                                        John R. Pierandozzi
                                                        Chief Executive Officer,
                                                        Principal Financial
                                                        and Accounting Officer

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the corporation and on the dates indicated:

Signature                     Title                              Date

/s/ Chester S. Shira          Director                           5/21/01
-----------------------
Chester S. Shira


/s/ David Nairne              Director                           5/21/01
-----------------------
David Nairne


/s/ David Williams            Director                           5/21/01
-----------------------
David Williams


/s/ Ballard Smith             Director                           5/21/01
-----------------------
Ballard Smith


/s/ William Wilson            Director                           5/21/01
-----------------------
William Wilson