Form 10QSB/A
period 2001-03-31
CARBITE GOLF INC
filed 2001-08-31
CIK 1095102

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                AMENDMENT NO. 1
                                  ____________

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


Check Whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X
                                                                        ---
No _____

On August 15, 2001, 27,507,306 shares of the Registrant's Common Stock, no par value, were outstanding.

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

                        PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CARBITE GOLF INC.

                     CONDENSED CONSOLIDATED BALANCE SHEET
                                MARCH 31, 2001
                                  (UNAUDITED)

--------------------------------------------------------------------------
ASSETS
--------
Current Assets
    Cash                                               $     96,254
    Accounts Receivable (Note 2)                          1,642,700
    Inventory  (Note 3)                                   3,221,151
    Prepaid Expenses                                         65,110
    Future Tax Assets                                       436,733
--------------------------------------------------------------------------
Total Current Assets                                      5,461,948

Capital Assets                                              818,557
Patents and Trademarks Net of Amortization                  104,012
Goodwill Net of Amortization                              1,847,979
Other Non-Current Assets (Deferred Costs)                   360,361

--------------------------------------------------------------------------
Total Assets                                              8,592,857

==========================================================================
LIABILITIES AND STOCKHOLDERS EQUITY
Current Liabilities
    Accounts Payable                                      1,417,874
    Accrued Liabilities                                     575,616
    Bank Loan (Note 4)                                      525,210
    Income Tax Payable                                       30,103
    Notes Payable (Note 5)                                  650,000

--------------------------------------------------------------------------
Total Current Liabilities                                 3,198,803

--------------------------------------------------------------------------
Shareholders Equity
Share Capital                                            11,885,462
Deficit                                                  (6,491,408)

Total Stockholders Equity                                 5,394,054

--------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS
EQUITY                                                 $  8,592,857

==========================================================================

CARBITE GOLF INC.

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
         for the three months ending March 31, 2001 and March 31, 2000
                                  (UNAUDITED)
                                           2001        2000
--------------------------------------------------------------------------------
Net Sales                               $2,550,379  $4,245,876
Cost of Goods Sold                       1,349,160   2,243,546

--------------------------------------------------------------------------------
Gross Profit                             1,201,219   2,002,330

Operating Expenses
 Selling Expenses                        1,187,562   1,398,900

 General And Administrative Expenses       469,954     506,423

 Research and Development Costs            140,672     143,449

--------------------------------------------------------------------------------

Income from Operations                    (596,969)    (46,442)

  Amortization                             (82,595)   (128,447)

  Interest income (expense)              (  28,028)      4,581

  Other Expense                                  0           0

--------------------------------------------------------------------------------

Net Income                                (707,592)   (170,308)

================================================================================

Basic and Diluted Earnings per Share
 (Note 7)                                     (.03)       (.01)

================================================================================

CARBITE GOLF INC.

                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
        for the three months ending March 31, 2001 and March 31, 2000
                                  (UNAUDITED)


                                                           2001         2000
--------------------------------------------------------------------------------
Cash Flows used in Operating Activities

Net Loss
Adjustments to Net Loss to Cash Used in Operations:    ($ 707,592)   ($ 170,308)

     Additional Paid in Capital
     Deferred Costs                                           -0-        51,395
     Amortization                                          82,595        77,052
     Depreciation                                          53,210        40,424
Changes in Operating Assets and Liabilities:

     Inventories                                          (51,243)     (129,051)
     Accounts Receivable                                 (550,245)      (78,845)
     Other Current                                          6,187      (128,804)
     Accounts Payable and Accrued Liabilities             330,025      (160,176)
--------------------------------------------------------------------------------
Cash Used in Operating Activities                        (837,063)     (498,313)

--------------------------------------------------------------------------------
Cash Flows from Investing Activities:

     Purchases of Capital Equipment                      (143,504)     (173,756)
     Patents and Deferred Costs Incurred                  (68,241)      (28,625)
--------------------------------------------------------------------------------
Cash Used in Investing Activities                        (211,745)     (202,381)

--------------------------------------------------------------------------------
Cash Flows from Financing Activities:
     Net Borrowings (payments) under Line of Credit      (130,440)      327,225
     Repayments of L/T Debt                                (5,608)       (3,393)
     Notes Payable                                        650,000           358
     Net Proceeds From Sale of Common Stock               250,000       380,853
--------------------------------------------------------------------------------
Cash Provided by Financing Activities                     763,952       705,043

--------------------------------------------------------------------------------
Net Increase (Decrease) in Cash                          (284,856)        4,349

Cash at Beginning of Period                               381,110       660,669
--------------------------------------------------------------------------------
Cash at End of Period                                   $  96,254     $ 665,018

================================================================================

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - QUARTERLY FINANCIAL STATEMENTS

This Amendment No. 1 to Form 10-QSB for the Quarter ending March 31, 2001, amends and restates the Company's operating results for the Quarter ending March 31, 2001 from a loss of ($496,186) to a loss of ($707,592). This Amendment No. 1 is made to adjust First Quarter results to include $211,406 in expenses properly chargeable to the First Quarter. The accompanying condensed consolidated financial statements and related Notes as of March 31, 2001 and for the three months ended March 31, 2001 and 2000 are unaudited but include all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of financial position and results of operations of the Company for the interim periods. The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the operating results to be expected for the full fiscal year. The information included in this report should be read in conjunction with the Company's audited consolidated financial statements and notes thereto and the other information, including risk factors, set forth for the year ended December 31, 2000 in the Company's Form 10-KSB. Readers of this Quarterly Report on Form 10-QSB are strongly encouraged to review the Company's Form 10-KSB. Copies are available from the Company's Investor Relations Department at 9985 Huennekens Street, San Diego, CA 92121.

NOTE 2 - ACCOUNTS RECEIVABLE

Accounts Receivable at March 31, 2001 were $1,642,700 ($1,771,540 less reserve for doubtful accounts of ($128,840).

NOTE 3 - INVENTORY

      Inventories consist of:
           Raw materials             $2,088,717
           Fixed Goods                1,280,616
           Obsolescence reserve        (148,182)

                                    -----------
                                     $3,221,151

NOTE 4 - BANK LOAN

In March 2001, we paid our $700,000 Line of Credit with USBank (previously Scripps Bank) in San Diego, California, down to $500,000 at the Bank's request and the Bank renewed the line at $500,000 through June 1, 2001. As of March 31, 2001, we had drawn $500,000 under that Line of Credit. By a Forebearance Letter dated April 4, 2001, Scripps Bank advised the Company that it was not in compliance with the net worth covenants of the loan, but agreed to a forebearance. That Line of Credit terminated July 15, 2001 with a balance due of $450,000. The Company continues to keep all interest and other fee payments current, but the principal amount of $450,000 became due July 15, 2001.

NOTE 5 - NOTES PAYABLE

On March 23, 2001, we secured additional financing with a Loan Agreement with Inabata America Corporation whereby Inabata advanced the Company $650,000 on a one-year renewable note at 11% interest. The loan is secured by the assets of the Company and is convertible, at Inabata's option, to common shares of our stock at $.50 Canadian per share. We also agreed to pay Inabata a royalty on Putterball sales in Asia of $1 per unit and offered Inabata a right of first refusal to manufacture components for the Company in Asia. The Agreement provides Inabata the option to increase the loan in $50,000 increments up to a total of $2 million. At March 31, 2001, $650,000 remained due on that loan.

NOTE 6 - LETTER OF CREDIT COMMITMENTS

The Company purchases some components from overseas vendors through Letter of Credit financing. At March 31, 2001, we had $128,558 in such Letters of Credit outstanding with Inabata America Corporation. The Letters of Credit with Inabata are due and payable by the Company when it takes delivery of the products after arrival in the United States.

NOTE 7 - EARNINGS PER SHARE

Earnings per share are calculated by dividing the loss available to common shareholders by the weighted average of shares outstanding during the period.
At March 31, 2001, there were 25,567,306 common shares outstanding. The computation of diluted loss per share excludes the effect of the exercise of share options and share purchase warrants outstanding because their effect would be antidilutive. At March 31, 2001, there were 2,327,120 share options and 563,158 share purchase warrants outstanding.

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

Had the Company followed U.S. GAAP, the deferred cost and goodwill section of the balance sheet contained within the consolidated financial statements would have been reported as follows:

--------------------------------------------------------------------------------
                      Three months ended March 31, 2001
                        Canadian GAAP     U.S. GAAP
Deferred costs          $   360,361       $      -0-
Goodwill                  1,847,979        2,151,791
--------------------------------------------------------------------------------


Had the Company followed U. S. GAAP, the shareholders' equity section of the balance sheet contained within the consolidated financial statements would have been reported as follows:

--------------------------------------------------------------------------------

                             Three months ended March 31, 2001
                               Canadian GAAP      U.S. GAAP
Shareholders' equity:
   Share capital                 $11,885,462     $11,885,462
   Additional paid-in capital            -0-         668,174
   Deficit                        (6,491,408)     (7,216,132)
--------------------------------------------------------------------------------
                                 $ 5,394,054     $ 5,337,504
--------------------------------------------------------------------------------
Had the Company followed U.S. GAAP, the statement of operations contained within the consolidated financial statements would have been reported as follows:
--------------------------------------------------------------------------------
                                        Three months ended March 31, 2001

Net income (loss) under Canadian GAAP                     $(707,592)
Deferred costs incurred                                     (68,241)
Amortization of deferred costs                                  -0-
Additional Goodwill amortized                               (11,838)
--------------------------------------------------------------------------------
Net income (loss) under U.S. GAAP, being
 Comprehensive income (loss) under U.S. GAAP              $(787,671)
--------------------------------------------------------------------------------

Net income (loss) per share under U.S. GAAP - basic
 and diluted                                              $    (.03)
--------------------------------------------------------------------------------


Had the Company followed U. S. GAAP, the statements of cash flows contained within the consolidated financial statements would have been reported as follows:
--------------------------------------------------------------------------------

                                               Three months ended March 31, 2001
Cash provided by (used in) operating activities
under Canadian GAAP                                       $(837,063)
Deferred costs incurred                                     (68,241)
--------------------------------------------------------------------------------
Cash used in operating activities under U.S. GAAP         $(905,304)
--------------------------------------------------------------------------------
Cash used in investing activities under Canadian Basis    $(211,745)
Deferred costs incurred                                      68,241
--------------------------------------------------------------------------------
Cash used in investing activities under U.S. basis        $(143,504)

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

     COST OF GOODS SOLD AND GROSS MARGIN. Gross margins in First Quarter 2001 were very similar, 47.2% in 2001 compared to 47.1% in 2000.

     OPERATING EXPENSES. Operating expenses for First Quarter 2001 were $1,798,188 versus $2,048,772 for First Quarter 2000, a decrease of 22%. This reduction was principally due to reduced selling and G & A expenses detailed below.

     SALES AND MARKETING EXPENSE. Sales and marketing expenses for First Quarter 2001 were $1,187,562 compared to $1,398,000 for First Quarter 2000. As a percentage of sales, they were 46% in 2001 and 32.9% in 2000. The reduction was due to reduced variable selling expenses as sales declined and media buying and other marketing expenses were reduced.

     GENERAL AND ADMINISTRATIVE EXPENSE. G&A expenses in First Quarter 2001 were $469,954 compared to $506,423 in First Quarter 2000. This reduction was principally due to a reduction in Bad Debt expenses and on-going efforts to reduce overhead expenses.

     RESEARCH AND DEVELOPMENT. R&D expenses in First Quarter 2001 were $140,672 compared to $143,449 in First Quarter 2000.

     OTHER EXPENSES. Interest expense increased during First Quarter 2001 to $28,028 from $4,581 interest income in First Quarter 2000 as we made greater use of our Line of Credit to fund new product purchases for 2001 inventory. Amortization expenses were $82,595 in First Quarter 2001 compared to $123,447 for First Quarter 2000.

     INCOME TAXES. The company has not recorded a provision for income taxes for the three months ended March 31, 2001. Current losses preclude a provision for year to date March 31, 2001. An income tax receivable has been recorded of $168,933 at year ended December 31, 2000 and future tax assets were increased by $117,800 through the same period.

     CAPITAL EXPENDITURES. Capital expenditures in 2001 were $143,504 compared to $173,756 for 2000. These expenditures were for Polar Balanced wedge tooling, Cap series putter tooling at two locations, new retail show booth, leasehold improvements, and computer station hardware.

LIQUIDITY AND CAPITAL RESOURCES

     We have historically financed our business through cash flow from operations and the private placement of equity and/or debt securities, supplemented with short-term borrowings from commercial lenders. There was one private placement in the First Quarter of 2001 for $250,000. Our credit facility with US Bank (previously Scripps Bank) was reduced in March 2001 from $700,000 to $500,000 and terminated July 15, 2001 with a balance due of $450,000. The company continues to keep all interest and other fee payments current, but the principal amount of $450,000 became due July 15, 2001.

     To finance additional growth and new product introductions planned through fiscal years 2001 - 2002, the Company will immediately require $1 - $2 million in equity or debt financing. The Company must promptly pay down and/or replace the expired $450,000 credit line from Scripps Bank and find alternative credit facilities. We are currently investigating additional private placement and/or financing arrangements and have implemented internal programs designed to increase profitability and hence improve internal cash flow.

                                    PART II
                               OTHER INFORMATION


ITEM 5.   OTHER INFORMATION

     On January 21, 2001, the Board of Directors appointed William Wilson of Mount Kisco, New York as a Director to take the place of Michael Spacciapolli who resigned December 10, 2000.

     On March 2, 2001, the Company's financial obligations under its 1997 three-year Employment Agreements with Chester Shira and Michael Spacciapolli expired without being renewed. Those agreements provided for employment through September 3, 2000 and if they expired without being renewed, the Company was obligated to continue compensation (at the rate of $125,000 per year to Mr. Spacciapolli and $140,000 per year to Mr. Shira) for six months after termination. That six month period ended on March 2, 2001. Mr. Spacciapolli resigned from the Company in December, 2000. Mr. Shira continues as Director of R&D at $7,500 per month.

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

             *10.19 Loan Agreement with Inabata America Corporation dated March 23, 2001


     (b) Reports on Form 8-K. No reports on Form 8-K were filed during the Quarter ending March 31, 2001.


*previously filed

                                   SIGNATURE

     In accordance with Section 13 or 15(d) of the Exchange Act, Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   CARBITE GOLF, INC.


Date: August 27, 2001              By: /s/ John Pierandozzi
                                       --------------------
                                       John Pierandozzi
                                       President and CEO