Form 10QSB
period 2001-06-30
CARBITE GOLF INC
filed 2001-08-31
CIK 1095102

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                             ____________________
                                  FORM 10-QSB

 QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
                                     1934

                 For the quarterly period ended June 30, 2001

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


Check Whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that Registrant was required to file such reports), and (2)
has been subject to such filing requirements for the past 90 days.  Yes   X
                                                                        -----
No_____


On August 15, 2001, 27,507,306 shares of the Registrant's Common Stock, no par value, were outstanding.

Index                                                              Page No.

PART I    FINANCIAL INFORMATION

Item 1.   Financial Statements:

          Condensed Consolidated Balance Sheet                        3

          Condensed Consolidated Statements of Operations             4

          Condensed Consolidated Statements of Cash Flows             5

          Notes to Condensed Financial Statements                     6

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations               9

PART II   OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders        11

Item 5.   Other Information                                          11

Item 6.   Exhibits and Reports on Form 8-K                           12

SIGNATURES                                                           12

                        PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                               CARBITE GOLF INC
                     CONDENSED CONSOLIDATED BALANCE SHEET
                                 JUNE 30, 2001
                                  (UNAUDITED)

-------------------------------------------------------------------------------
ASSETS
Current Assets
     Cash                                                    $    71,845
     Accounts Receivable                                       2,164,466
     Inventory                                                 3,669,824
     Prepaid Expenses                                            155,524
     Future Tax Assets                                           188,000

-------------------------------------------------------------------------------
Total Current Assets                                           6,249,659

Capital Assets                                                   843,443
Patents and Trademarks Net of Amortization                       159,307
Goodwill Net of Amortization                                   1,787,804
Other Non-Current Assets (Deferred Costs)                        497,170
Future Tax Assets                                                 79,800
-------------------------------------------------------------------------------
Total Assets                                                 $ 9,617,183

===============================================================================
LIABILITIES AND STOCKHOLDERS EQUITY
Current Liabilities
       Accounts Payable                                        2,758,628
       Accrued Liabilities                                       388,278
       Bank Loan                                                 472,327
       Income Tax Payable                                       (168,933)
       Notes Payable                                             650,000

-------------------------------------------------------------------------------
Total Current Liabilities                                    $ 4,350,300
Future Tax Liability                                              37,800
-------------------------------------------------------------------------------
Shareholders Equity
Share Capital                                                 11,885,462
Deficit                                                       (6,406,379)

Total Stockholders Equity                                      5,229,083

-------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS EQUITY                    $ 9,617,183

===============================================================================

                               CARBITE GOLF INC
                CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                 JUNE 30, 2001
                                  (UNAUDITED)

                                                    Three months ended June 30,    Six months ended June 30
                                                       2001             2000          2001          2000
-------------------------------------------------------------------------------------------------------------
Net Sales                                           $3,303,224       $4,951,448    $5,853,603    $9,197,324
Cost of Goods Sold                                   1,688,558        2,778,665     3,037,718     4,969,913

-------------------------------------------------------------------------------------------------------------
Gross Profit                                         1,614,666        2,172,783     2,815,885     4,227,411

Operating Expenses
   Selling Expenses                                    924,872        1,774,684     2,112,434     3,173,584

   Gen. and Admin. Expenses                            393,999          624,063       863,953     1,186,845

   Research & Development Costs                        100,128          151,013       240,800       294,462

-------------------------------------------------------------------------------------------------------------

Income from Operations                                 195,667         (376,977)     (401,302)     (427,479)

   Amortization                                        (71,669)        (129,678)     (154,264)     (254,065)

   Interest  income (expense)                          (38,969)         (24,404)      (66,997)      (19,823)

   Other Expense                                             0                0             0             0
-------------------------------------------------------------------------------------------------------------

Net Income                                              85,029         (531,059)     (622,563)     (701,367)

=============================================================================================================

Basic and Diluted Earnings Per Share                      .005             (.02)         (.02)         (.03)

=============================================================================================================

                               CARBITE GOLF INC
                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 JUNE 30, 2001

                                                   Six months ended June 30,
                                                       2001         2000
-------------------------------------------------------------------------------
Cash Flows used in Operating Activities

Net Loss                                             (622,563)    (701,367)
Adjustments to Net Loss
 to Cash Used in Operations:

    Deferred Costs on Unrecognized Sales                            97,662
    Amortization                                      154,264      156,403
    Depreciation                                       98,884       84,908
Changes in Operating Assets and Liabilities:

     Inventories                                     (499,917)      34,570
     Accounts Receivable                           (1,072,011)      76,049
     Other Current                                    (27,880)    (315,510)
     Accounts Payable and Accrued Liabilities       1,453,338      471,968
Cash Used in Operating Activities                    (515,885)     (95,317)

-------------------------------------------------------------------------------
Cash Flows from Investing Activities:

    Purchases of Capital Equipment                   (214,063)    (219,030)
    Patents and Deferred Costs Incurred              (265,175)     (35,725)
Cash Used in Investing Activities                    (479,238)    (254,755)

-------------------------------------------------------------------------------
Cash Flows from Financing Activities:
   Net Borrowings (payments)
                    under Bank Loans                 (214,142)     327,225
    Net Borrowings (payments) of L/T Debt             900,000       (6,817)
   Change in Foreign Currency                                          358
   Net Proceeds From Sale of Common Stock                   0      805,891
-------------------------------------------------------------------------------
Cash Provided by Financing Activities                 685,858    1,126,657

-------------------------------------------------------------------------------
Net Increase (Decrease) in Cash                      (309,265)     776,585

Cash at Beginning of Period                           381,110      660,669
-------------------------------------------------------------------------------
Cash at End of Period                            $     71,845   $1,434,254

===============================================================================

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - QUARTERLY FINANCIAL STATEMENTS

The accompanying condensed consolidated financial statements and related notes as of June 30, 2001 and for the three-month periods ended June 30, 2001 and 2000 are unaudited but include all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of financial position and results of operations of the Company for the interim periods. The results of operations for the three-month period ended June 30, 2001 are not necessarily indicative of the operating results to be expected for the full fiscal year. The information included in this report should be read in conjunction with the Company's audited consolidated financial statements and notes thereto and the other information, including risk factors, set forth for the year ended December 31, 2000 in the Company's Form 10-KSB. Readers of this Quarterly Report on Form 10-QSB are strongly encouraged to review the Company's Form 10-KSB. Copies are available from the Company's Investor Relations Department at 9985 Huennekens Street, San Diego, CA 92121.

NOTE 2 - ACCOUNTS RECEIVABLE

Accounts Receivable at June 30, 2001 were $2,329,414 with a reserve for doubtful accounts of ($164,948) for net receivables of $2,164,466.

NOTE 3 - INVENTORY

     Inventories consist of:
          Raw materials and work-in-progress    $2,394,295
          Finished Goods                         1,275,529

                                                 ---------
                                                $3,669,824

NOTE 4 - BANK LOAN

Our Line of Credit with US Bank in San Diego, California (previously Scripps
Bank), terminated July 15, 2001 with a balance due of $450,000. The Company continues to keep all interest and other fee payments current, but the principal amount of $450,000 became due July 15, 2001.

NOTE 5 - NOTES PAYABLE

On March 23, 2001, we secured additional financing with a Loan Agreement with Inabata America Corporation whereby Inabata advanced the Company $650,000 on a one-year renewable note at 11% interest. The loan is secured by the assets of the Company and is convertible, at Inabata's option, to common shares of our stock at $.50 Canadian per share. We also agreed to pay Inabata a royalty on Putterball sales in Asia of $1 per unit and offered Inabata a right of first refusal to manufacture components for the Company in Asia. The Agreement provides Inabata the option to increase the loan in $50,000 increments up to a total of $2 million. At June 30, 2001, $650,000 remained due on that loan.

NOTE 6 - LETTER OF CREDIT COMMITMENTS

The Company purchases some components from overseas vendors through Letter of Credit financing. At June 30, 2001, we had $ -0- in such Letters of Credit outstanding with Scripps Bank, San Diego and $ -0-with Inabata America Corporation. The Letters of Credit with Scripps Bank are generally due and payable by the Company upon shipment of the product by our vendors. The Letters of Credit with Inabata are due and payable by the Company when it takes delivery of the products after arrival in the United States.

NOTE 7 - EARNINGS PER SHARE

Earnings per share are calculated by dividing the loss available to common shareholders by the weighted average of shares outstanding during the period.
At June 30, 2001, there were 27,507,306 common shares outstanding. The computation of diluted loss per share excludes the effect of the exercise of share options and share purchase warrants outstanding because their effect would be antidilutive. At June 30, 2001, there were 2,327,120 share options and 563,158 share purchase warrants outstanding.

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

Had the Company followed U.S. GAAP, the deferred cost and goodwill section of the balance sheet contained within the consolidated financial statements would have been reported as follows:

________________________________________________________________________________
                                 Six months ended
                                 June 30, 2001
                          Canadian GAAP      U.S. GAAP
Deferred costs             $  497,170        $   -0-
Goodwill                    1,787,804        2,079,778
________________________________________________________________________________


Had the Company followed U. S. GAAP, the shareholders' equity section of the balance sheet contained within the consolidated financial statements would have been reported as follows:

________________________________________________________________________________

                                   Six months ended
                                    June 30, 2001
                               Canadian GAAP U.S. GAAP
Shareholders' equity:
 Share capital                 $11,885,462    $11,885,462
 Additional paid-in capital            -0-        668,174
 Deficit                        (6,406,379)    (7,279,750)
------------------------------------------------------------------------------------------------------------------------
                               $ 5,229,083    $ 5,273,886
------------------------------------------------------------------------------------------------------------------------

Had the Company followed U.S. GAAP, the statement of operations contained within the consolidated financial statements would have been reported as follows:
--------------------------------------------------------------------------------

                                                                     Three months ended        Six months ended
                                                                        June 30, 2001             June 30, 2001
------------------------------------------------------------------------------------------------------------------------
Net income (loss) under Canadian GAAP                                   $    85,029              $   (622,563)
Deferred costs incurred                                                    (136,809)                 (205,050)
Amortization of deferred costs                                                  -0-                       -0-
Additional Goodwill amortized                                               (11,838)                 (123,676)
------------------------------------------------------------------------------------------------------------------------
Net income (loss) under U.S. GAAP, being
 Comprehensive income (loss) under U.S. GAAP                            $   (63,618)             $   (851,289)
------------------------------------------------------------------------------------------------------------------------

Net income (loss) per share under U.S. GAAP -
   Basic and diluted  (Note 7)                                          $     (.005)            $       (.03)

Had the Company followed U.S. GAAP, the statements of cash flows contained within the consolidated financial statements would have been reported as follows:
--------------------------------------------------------------------------------

                                                                                                  Six months ended
                                                                                                   June 30, 2001
Cash provided by (used in) operating activities under
  Canadian GAAP                                                                                  $    (515,885)
Deferred costs incurred                                                                               (205,050)
------------------------------------------------------------------------------------------------------------------------
 Cash used in operating activities under U.S. GAAP                                               $    (720,935)
------------------------------------------------------------------------------------------------------------------------
Cash used in investing activities under Canadian
  Basis                                                                                          $    (479,238)
Deferred costs incurred                                                                                205,050
------------------------------------------------------------------------------------------------------------------------
Cash used in investing activities under U.S. basis                                               $    (274,188)

(a) Reference should be made to note 11(a) - (e) of audited consolidated Financial Statement for years ending December 31, 2000 and 1999 for a qualitative explanation of the differences between U.S. GAAP and Canadian GAAP as applied to the Company.


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

RESULTS OF OPERATIONS

     NET SALES.   Net consolidated sales for the three months ending June 30,
2001 were $3,303,224 versus $4,951,448 for the three months ending June 30,
2000.   For the six months ended June 30, 2001, net sales were $5,853,603 versus
$9,197,324 for the same period in 2000. Sales were comparatively lower in 2001 as the Company continued to move away from direct marketing campaigns which had added to top line sales in 2000 but were highly unprofitable. In the second quarter of 2000, for example, we had direct sales of $1,786,000 and wholesale sales of $3,165,448 versus second quarter of 2001 with direct sales of $180,629 and wholesale sales of $3,223,580. 2001 sales were also impacted as returns from direct sales made in 2000 were returned and credited in 2001.

     COST OF GOODS SOLD AND GROSS MARGIN.   Gross margins in Second Quarter 2001
were higher than Second Quarter 2000, 48% versus 43.8%.

     OPERATING EXPENSES. Operating expenses for Second Quarter 2001 were $1,418,999 versus $2,549,760 for Second Quarter 2000, a decrease of 44%. This reduction was principally due to reduced selling and G & A expenses detailed below.

     SALES AND MARKETING EXPENSE. Sales and marketing expenses for Second Quarter 2001 were $924,872 compared to $1,774,684 for Second Quarter 2000. The reduction was due to reduced variable selling expenses, particularly high commissions paid on direct sales in 2000, reduced media buying and more efficient operations.

     GENERAL AND ADMINISTRATIVE EXPENSE. G&A expenses in Second Quarter 2001 were $393,999 compared to $624,063 in Second Quarter 2000. This reduction was principally due to reductions in Bad Debt expenses and on-going efforts to reduce overhead expenses.

     RESEARCH AND DEVELOPMENT. R&D expenses in Second Quarter 2001 were $100,128 compared to $151,013 in Second Quarter 2000. The reduction was principally due to reduction in salaries.

     OTHER EXPENSES. Interest expense increased during Second Quarter 2001 to $38,969 from $24,404 in Second Quarter 2000 as we made greater use of our Line of Credit to fund new product purchases for 2001 inventory. Amortization expenses were $71,669 in Second Quarter 2001 compared to $129,678 for Second Quarter 2000.


     INCOME TAXES.   The company has not recorded a provision for income taxes
for the six months ended June 30, 2001. Current losses preclude a provision for year to date June 30, 2001. An income tax receivable has been recorded of $168,933 at year ended December 31, 2000.

     CAPITAL EXPENDITURES.   Capital expenditures in Second Quarter 2001 were
$71,114 compared to $41,840 for 2000. These expenditures were for shop and office equipment and tooling.


LIQUIDITY AND CAPITAL RESOURCES

     Our credit facility with US Bank (previously Scripps Bank) terminated July
15, 2001 with a balance due of $450,000.    The Company continues to keep all
interest and other fee payments current, but the full amount of $450,000 became due July 15, 2001. We also have a $650,000 financing from Inabata America Corporation which provides Inabata the option to increase the loan to $2 million.

     To finance additional growth and new product introductions planned through fiscal years 2001 - 2002, the Company will require $1 - $2 million in equity or debt financing. The Company must promptly pay down and/or replace the expired $450,000 credit line from USBank and find alternative credit facilities. We are currently investigating additional financing arrangements and have implemented internal programs designed to increase profitability and hence improve internal cash flow.

                                    PART II
                               OTHER INFORMATION



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY
         HOLDERS

     At the Company's Annual Meeting on June 14, 2001, the shareholders voted and approved the following: the appointment of KPMG, LLP, and Charter Accountants as auditors; the 1:4 consolidation of the company's shares; re-location of the Company's domicile in Canada to the Yukon Territory; the granting of stock options to certain employees of the Company; and election of the following persons to be Directors: Chester Shira; David Nairne; David Williams; John Pierandozzi; Ballard Smith; and William Wilson.

     The Board elected the following to be officers: Ballard Smith, Chairman; John Pierandozzi, President and CEO; Andrew W. Robertson, Executive Vice President and COO; Stan Sopczyk, VP of Operations; and Joe Sery, VP of Engineering.

ITEM 5.  OTHER INFORMATION

     On April 1, 2001, the Company entered into a License Agreement with Wilson Sporting Goods Co. whereby the Company licensed to Wilson the exclusive right to manufacture and sell golf balls using the Company's weight-centered technology. Wilson will also manufacture a ball under the Carbite brand for distribution through Carbite's distribution network.

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

     On May 3, 2001, the Company issued 1,940,000 shares of common stock to Russell Lewis of San Diego, California in connection with his private placement of $250,000. No underwriters were used in this transaction and we relied upon the exceptions provided by Section 4(2) and/or Regulation D of the Securities Act.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits.  The exhibits filed as part of this report are listed below:

       Exhibit No.        Description
       -----------        -----------

        10.20             License Agreement with Wilson Sporting Goods



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