Form 10QSB
period 2001-09-30
CARBITE GOLF INC
filed 2001-11-23
CIK 1095102

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              --------------------
                                   FORM 10-QSB

  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
                                      1934

                For the quarterly period ended September 30, 2001

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

Check Whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X       No  ____
    -----


On November 15, 2001, 6,862,326 shares of the Registrant's Common Stock, no par value, were outstanding.

Index                                                                     Page No.
PART I    FINANCIAL INFORMATION

Item 1.   Financial Statements:

          Condensed Consolidated Balance Sheet                                  3

          Condensed Consolidated Statements of Operations                       4

          Condensed Consolidated Statements of Cash Flows                       5

          Notes to Condensed Financial Statements                               6

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations                         9

PART II   OTHER INFORMATION                                                    11

Item 6.   Exhibits and Reports on Form 8-K                                     11


SIGNATURES                                                                     11

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                CARBITE GOLF INC
                      CONDENSED CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2001
                                   (UNAUDITED)

-------------------------------------------------------------------------------
ASSETS
Current Assets
       Cash                                                        $     99,225
       Accounts Receivable (Note 2)                                   2,188,825
       Inventory (Note 3)                                             2,887,910
       Prepaid Expenses                                                 213,135
       Future Tax Assets                                                188,000

-------------------------------------------------------------------------------
Total Current Assets                                                  5,577,095

Capital Assets                                                          802,893
Patents and Trademarks Net of Amortization                              139,852
Goodwill Net of Amortization                                          1,715,304
Other Non-Current Assets (Deferred Costs)                               497,170
Future Tax Assets                                                        79,800
-------------------------------------------------------------------------------
Total Assets                                                       $  8,812,114

===============================================================================
LIABILITIES AND STOCKHOLDERS EQUITY
Current Liabilities
         Accounts Payable                                               706,157
         Accrued Liabilities                                            466,093
         Bank Lines of Credit (Note 4)                                  502,070
         Income Tax Payable                                              (5,932)
         Note Payable (Note 5)                                          650,000
         LC and DP Financing (Note 6)                                 1,283,147

-------------------------------------------------------------------------------
Total Current Liabilities                                          $  3,601,535
Future Tax Liability                                                     37,800
-------------------------------------------------------------------------------
Shareholders Equity
Share Capital                                                        11,885,462
Deficit                                                              (6,712,683)

Total Stockholders Equity                                             5,172,779

-------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS EQUITY                          $  8,812,114

===============================================================================

                                CARBITE GOLF INC
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                               SEPTEMBER 30, 2001
                                   (UNAUDITED)

                                        Three months ended Sept. 30     Nine months ended Sept. 30
                                           2001            2000            2001            2000
---------------------------------------------------------------------------------------------------
Net Sales                              $  3,022,696    $  3,444,715    $  8,876,299    $ 12,642,039
Cost of Goods Sold                        1,864,926       2,076,225       4,902,644       7,046,138

---------------------------------------------------------------------------------------------------
Gross Profit                              1,157,770       1,368,490       3,973,655       5,595,901

Operating Expenses
   Selling Expenses                         890,813       1,508,953       3,003,247       4,717,042

   Gen. and Admin. Expenses                 303,526         308,491       1,167,479       1,460,831

   Research & Development Costs             121,722         176,892         362,522         471,354

---------------------------------------------------------------------------------------------------

Income from Operations                     (158,291)       (625,846)       (559,593)     (1,053,326)

   Amortization                             (77,897)        (81,072)       (232,161)       (335,767)

   Interest Income (Expense)                (71,740)        (20,893)       (138,737)        (40,716)

   Other Income (Expense)                    (1,625)              0          (1,625)              0

---------------------------------------------------------------------------------------------------

Net Income                                 (306,303)       (728,811)       (928,866)     (1,429,809)

===================================================================================================

Basic and Diluted Earnings Per Share           (.01)           (.03)           (.06)           (.03)

===================================================================================================

                                CARBITE GOLF INC
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                               SEPTEMBER 30, 2001

                                                 Nine months ended September 30,
                                                         2001         2000
--------------------------------------------------------------------------------
Cash Flows used in Operating Activities

Net Loss                                              (928,866)    (1,429,809)
Adjustments to Net Loss
   to Cash Used in Operations:

      Deferred Costs on Unrecognized Sales                            107,268
      Amortization                                     232,161        228,499
      Depreciation                                     161,915        134,573
Changes in Operating Assets and Liabilities:

        Inventories                                    281,998       (613,241)
        Accounts Receivable                         (1,096,370)       640,498
        Other Current                                   77,510       (336,268)
        Accounts Payable and Accrued Liabilities      (521,317)       256,214
Cash Used in Operating Activities                   (1,792,969)    (1,012,266)

--------------------------------------------------------------------------------
Cash Flows from Investing Activities:

       Purchases of Capital Equipment                 (236,545)      (284,441)
       Patents and Deferred Costs Incurred            (251,118)       (17,675)
Cash Used in Investing Activities                     (487,663)      (302,116)

--------------------------------------------------------------------------------
Cash Flows from Financing Activities:
     Net Borrowings (payments)
                      under Bank Loans                (219,556)       463,725
     Notes Payable and Credit Lines                  1,968,303        (10,294)
     Net Proceeds From Sale of Common Stock            250,000      1,093,601
--------------------------------------------------------------------------------
Cash Provided by Financing Activities                1,998,747      1,547,032

--------------------------------------------------------------------------------
Net Increase (Decrease) in Cash                       (281,885)       232,650

Cash at Beginning of Period                            381,110        660,669
--------------------------------------------------------------------------------
Cash at End of Period                              $    99,225    $   893,319


================================================================================

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - QUARTERLY FINANCIAL STATEMENTS

The accompanying condensed consolidated financial statements and related notes as of September 30, 2001 and for the three-month and nine-month periods ended September 30, 2001 and 2000 are unaudited but include all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of financial position and results of operations of the Company for the interim periods. The results of operations for the three-month and nine-month periods ended September 30, 2001 are not necessarily indicative of the operating results to be expected for the full fiscal year. The information included in this report should be read in conjunction with the Company's audited consolidated financial statements and notes thereto and the other information, including risk factors, set forth for the year ended December 31, 2000 in the Company's Form 10-KSB. Readers of this Quarterly Report on Form 10-QSB are strongly encouraged to review the Company's Form 10-KSB. Copies are available from the Company's Investor Relations Department at 9985 Huennekens Street, San Diego, CA 92121.

NOTE 2 - ACCOUNTS RECEIVABLE

Accounts Receivable at September 30, 2001 were $2,299,932 with a reserve for doubtful accounts of ($111,167) for net receivables of $2,188,825.

NOTE 3 - INVENTORY

         Inventories consist of:
              Raw materials and work-in-progress       $1,734,156
              Finished Goods                            1,153,754

                                                       ----------
                                                       $2,887,910

NOTE 4 - BANK LINE OF CREDIT

Our Line of Credit with US Bank in San Diego, California (previously Scripps
Bank), was extended on September 24, 2001 for a four-month period through January 15, 2002, with a limit of $650,000. $200,000 of that limit is specifically allocated to Letter of Credit arrangements with one large customer. At September 30, 2001, $450,000 principal was outstanding on that credit line. We also have an equipment loan through US Bank which had a balance due of $16,093 at September 30, 2001. We also maintain a $50,000 Credit Line account with Wells Fargo Bank which had an outstanding balance of $35,157 at September 30, 2001.

NOTE 5 - NOTE PAYABLE

On March 23, 2001, we secured additional financing with a Loan Agreement with Inabata America Corporation whereby Inabata advanced the Company $650,000 on a one-year renewable note at 11% interest. The loan is secured by the assets of the Company and is convertible, at Inabata's option, to common shares of our stock at $.50 Canadian per share. We also agreed to pay Inabata a royalty on

Putterball sales in Asia of $1 per unit and offered Inabata a right of first refusal to manufacture components for the Company in Asia. The Agreement provides Inabata the option to increase the loan in $50,000 increments up to a total of $2 million. At September 30, 2001, $650,000 principal was outstanding on that loan.

NOTE 6 - LETTER OF CREDIT COMMITMENTS

The Company purchases some components from overseas vendors through Letter of Credit and Documents Against Payment (DP) financing arrangements. At September 30, 2001, we had $1,283,147 outstanding in Letters of Credit and DP financing with Inabata America Corporation.

NOTE 7 - EARNINGS PER SHARE

Earnings per share are calculated by dividing the loss available to common shareholders by the weighted average of shares outstanding during the period. At September 30, 2001, there were 27,507,306 common shares outstanding. The computation of diluted loss per share excludes the effect of the exercise of share options and share purchase warrants outstanding because their effect would be antidilutive. At September 30, 2001, there were 2,327,120 share options and 563,158 share purchase warrants outstanding.

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

Had the Company followed U.S. GAAP, the deferred cost and goodwill section of the balance sheet contained within the consolidated financial statements would have been reported as follows:

--------------------------------------------------------------------------------
                                                      Nine months ended
                                                      September 30, 2001
                                            Canadian GAAP      U.S. GAAP
Deferred costs                              $  497,170        $       -0-
Goodwill                                     1,715,304         1,995,440

--------------------------------------------------------------------------------




Had the Company followed U. S. GAAP, the shareholders' equity section of the balance sheet contained within the consolidated financial statements would have been reported as follows:

--------------------------------------------------------------------------------

                                            Nine months ended
                                           September 30, 2001
                                        Canadian GAAP   U.S. GAAP
Shareholders' equity:
   Share capital                      $11,885,462      $ 11,885,462
   Additional paid-in capital                 -0-           668,174
   Deficit                             (6,712,683)       (7,597,891)

--------------------------------------------------------------------------------
                                      $ 5,172,779      $  4,955,745
--------------------------------------------------------------------------------


Had the Company followed U.S. GAAP, the statement of operations contained within the consolidated financial statements would have been reported as follows:

--------------------------------------------------------------------------------------------------------------

                                                      Three months ended         Nine months ended
                                                      September 30, 2001        September 30, 2001

--------------------------------------------------------------------------------------------------------------
Net income (loss) under Canadian GAAP                   $    306,303             $     (928,866)
Deferred costs incurred                                           -0-                  (205,050)
Amortization of deferred costs                                    -0-                        -0-
Additional Goodwill amortized                                (11,838)                   (35,514)
--------------------------------------------------------------------------------------------------------------
Net income (loss) under U.S. GAAP, being
  Comprehensive income (loss) under U.S. GAAP           $   (318,141)            $   (1,169,430)
--------------------------------------------------------------------------------------------------------------

Net income (loss) per share under U.S. GAAP -
    Basic and diluted (Note 7)                          $       (.01)            $         (.04)

Had the Company followed U.S. GAAP, the statements of cash flows contained within the consolidated financial statements would have been reported as follows:
--------------------------------------------------------------------------------
                                                               Nine months ended
                                                              September 30, 2001

Cash provided by (used in) operating activities under
   Canadian GAAP                                                 $ (1,792,969)
Deferred costs incurred                                              (205,050)
--------------------------------------------------------------------------------
Cash used in operating activities under U.S. GAAP                $ (1,998,019)
--------------------------------------------------------------------------------

Cash used in investing activities under Canadian
   Basis                                                         $   (487,663)
Deferred costs incurred                                               205,050
--------------------------------------------------------------------------------
Cash used in investing activities under U.S. basis               $   (282,613)

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

RESULTS OF OPERATIONS

         NET SALES. Net consolidated sales for the three months ending September 30, 2001 were $3,022,696 versus $3,444,715 for the three months ending September 30, 2000. For the nine months ended September 30, 2001, net sales were $8,876,299 versus $12,642,039 for the same period in 2000. Sales were comparatively lower in 2001 as the Company continued to move away from direct marketing campaigns which had added to top line sales in 2000 but were highly unprofitable. In the Third Quarter of 2000, for example, we had direct sales of $665,163 and wholesale sales of $2,779,552 versus Third Quarter of 2001 with direct sales of $132,438 and wholesale sales of $2,890,258. Our wholesale sales remain stable as we unwind unprofitable direct sales programs.

         COST OF GOODS SOLD AND GROSS MARGIN. Gross margins in Third Quarter 2001 were nominally lower than Third Quarter 2000, 38% versus 39%.

         OPERATING EXPENSES. Operating expenses for Third Quarter 2001 were $1,316,061 versus $1,994,336 for Third Quarter 2000, a decrease of 34%. This reduction was principally due to reduced selling and G & A expenses detailed below.

         SALES AND MARKETING EXPENSE. Sales and marketing expenses for Third Quarter 2001 were $890,813 compared to $1,508,953 for Third Quarter 2000. The reduction was due to reduced variable selling expenses, particularly high commissions paid on direct sales in 2000, reduced media buying and more efficient operations.

         GENERAL AND ADMINISTRATIVE EXPENSE. G&A expenses in Third Quarter 2001 were $303,526 compared to $308,491 in Third Quarter 2000. This decrease in G&A was consistent with ongoing overhead reductions since mid-2000.

         RESEARCH AND DEVELOPMENT. R&D expenses in Third Quarter 2001 were $121,222 compared to $176,892 in Third Quarter 2000. The reduction was principally due to continuing reduction in salaries.

         OTHER EXPENSES. Interest expense increased during Third Quarter 2001 to $77,897 from $20,893 in Third Quarter 2000 as we made greater use of our financing facility with Inabata America Corporation to fund new product purchases for 2001 and 2002 inventory. Amortization expenses were $77,897 in Third Quarter 2001 compared to $81,072 for Third Quarter 2000.

         INCOME TAXES. The company has not recorded a provision for income taxes for the Nine months ended September 30, 2001. Current losses preclude a provision for year to date September 30, 2001.

         CAPITAL EXPENDITURES. Capital expenditures in Third Quarter 2001 were $14,163 compared to $72,400 for 2000. These expenditures were for shop and office equipment and tooling.

LIQUIDITY AND CAPITAL RESOURCES

         We presently have the following credit facilities:

           . Bank Lines of Credit. We have a Line of Credit with US Bank in San Diego (previously Scripps Bank) which was extended on September 24, 2001 for a four-month period through January 15, 2002, with a limit of $650,000. $200,000 of that limit is specifically allocated to Letter of Credit arrangements with one large customer. At September 30, 2001, $450,000 was outstanding on that credit line. We also have a $16,000 equipment loan with US Bank and a $50,000 Credit Line with Wells Fargo Bank.

           . $650,000 loan from Inabata America Corporation. This is covered by a one-year renewable note dated March 23, 2001 at 11% interest. The loan is secured by the assets of the Company and is convertible, at Inabata's option, to common shares of our stock at $.50 Canadian per share. We also agreed to pay Inabata a royalty on Putterball sales in Asia of $1 per unit and offered Inabata a right of first refusal to manufacture components for the Company in Asia. The Agreement provides Inabata the option to increase the loan in $50,000 increments up to a total of $2 million. At September 30, 2001, $650,000 principal was outstanding.

           . LC and DP Financing. The Company purchases some components from overseas vendors through Letter of Credit and Documents Against Payment (DP) financing arrangements. At September 30, 2001, we had $1,283,147 outstanding in Letters of Credit and DP financing with Inabata America Corporation.

         To finance operations and additional growth, the Company will require $1 - $2 million in equity or debt financing. The US Bank Line of Credit is scheduled to expire in January 2002 and the Inabata loan comes due in March 2002. We will undertake to have both of these arrangements extended, but if they are not, we will require financing arrangements to replace them. We are actively investigating additional financing arrangements and have implemented internal programs designed to increase profitability and hence improve internal cash flow.

                                     PART II
                                OTHER INFORMATION

         A 1:4 reverse split of our shares became effective October 12, 2001. One new share was issued for 4 old shares. The trading on a consolidated basis commenced on the Canadian Venture Exchange at the market opening on October 12, 2001. The trading symbol changed from CAB to CGT. The number of issued and outstanding shares was reduced from 27,449,306 to 6,862,326. The number of authorized shares is 50,000,000.

         The move of our corporate domicile in Canada from British Columbia to the Yukon Territory became effective October 12, 2001. This change in domicile will relieve the Company from certain Canadian residency requirements for its directors.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits. The exhibits filed as part of this report are listed below:

           Exhibit No.                               Description
           -----------                               -----------

           None



    (b)  Reports on Form 8-K.  A report on Form 8-K was filed October 12,
         2001.



                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            CARBITE GOLF, INC.


Date:             November 15, 2001         By:  /s/ John Pierandozzi
                                                 --------------------
                                                 John Pierandozzi
                                                 President and CEO