Form 10KSB
period 2001-12-31
CARBITE GOLF INC
filed 2002-04-16
CIK 1095102

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   ------------------------------------------
                                   FORM 10-KSB

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDING DECEMBER 31, 2001

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

Check whether Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____.
                                                             ---

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Registrant's revenues for the year ending December 31, 2001 were $10,266,325.

The aggregate market value of the common stock held by nonaffiliates of Registrant at April 11, 2002 was approximately $1,113,700 based on the closing price for the common stock on the Canadian Venture Exchange of $.25 Canadian and a conversion rate of .629 US dollars for one Canadian dollar. At April 11, 2002, 7,074,752 shares of Registrant's common stock were outstanding.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

         Carbite Golf, Inc., through its wholly-owned subsidiary Carbite, Inc., develops, manufactures, and sells golf equipment. Our primary products are putters and wedges sold under the "Carbite" brand, both of which incorporate our patent-protected technology. We also sell iron and wood sets under the name "Daiwa." We market and sell our products principally through wholesale sales to on-course and off-course golf retail shops and selected sporting goods retailers. We also make some sales directly to consumers through television infomercials, direct mail, telemarketing and the internet.

         The Company was incorporated in 1985 in British Columbia, Canada and has been publicly traded on the Canadian Venture Exchange (previously Vancouver Stock Exchange) since 1986, and on the NASDAQ OTC Bulletin Board since December, 2001. Carbite, Inc., our wholly-owned subsidiary, is a California corporation which we acquired in 1997.

Proprietary Technology Applied to Golf Clubs

         Our patented metallurgy technology gives us the ability to produce products which we believe have demonstrable benefits over competing products.

         Dual Density. Our technology enables us to join different types of
         ------------
metals with different densities into one club head with most of the weight in the heel and toe. In our putters, for example, we combine highly dense tungsten at the extreme heel and toe with lightweight aluminum in the center section. Our patented process creates a molecular bonding of these materials into an integrated structure so the heel and toe pieces become a functional part of the club head. The net effect of this extreme heel-toe weighting is a bigger sweet spot; the performance impact is that off-center hits will perform better.

         High Friction Inserts. Our insert technology permits the molecular
         ---------------------
bonding of tungsten carbide and diamond particles into a bronze face plate to form a durable roughened striking surface. On wedges, this insert improves the ability of all players to spin the ball and to control their shots. On putters, this insert increases feel and creates a truer roll.

Strategy

         In June 2000, we set out to re-position the company away from direct response and away from products outside our core competence of putters and wedges. To do that, we discontinued telemarketing sales programs of non-core products (irons, woods, and utility products) which had accounted for substantial, but unprofitable sales in 2000. By the beginning of 2001, we were positioned with two focused product lines - Carbite branded putters and wedges and a full line of products under the Daiwa license - and one primary trade channel - wholesale distribution to U.S. retail.

Products

         Our product line extends to all levels of play (from beginners to professionals) and a broad range of retail price points. The following table sets forth the contribution to net sales attributable to our product groups for the periods indicated:

                  Year Ended December 31, 2001     Year Ended December 31, 2000
                  ----------------------------     ----------------------------


Putters            $ 6,608,951     64.4%              $11,230,090     79.3%
Wedges             $   525,566      5.1%              $ 1,260,766      8.9%
Daiwa              $ 1,651,332     16.1%                  623,000      4.3%
Other              $ 1,480,476     14.4%              $ 1,047,000      7.5%
Net Sales          $10,266,325      100%              $14,160,976      100%


         Carbite Putters and Wedges. Our primary business is Carbite branded
         --------------------------
premium putters and wedges sold through traditional retail distribution. These products incorporate our patented technology, especially "Polar Balancing" and the "Brass Balls" insert, marketed as "The Short Game Solution." In 2001 our putter line included three series - The Cap series (18 models), the Z series (10 models), and the D series (11 models), offered at retail prices from $99-$129. Our 2001 wedge line included four modes of our Polar Balanced wedge, first introduced in 2000.

         Daiwa. We offer a high quality margin-based strategy for the full
         -----
product line business through Team Daiwa products under our license with Daiwa. We do not seek to compete directly with the big players with huge marketing resources, but to offer this product as quality with good margins at retail. The Daiwa full product line business has grown from $0 in 1999 to $623,000 in 2000 to $1.6 million in 2001.

         Special Makeups. We have the ability to inexpensively source quality
         ---------------
equipment which we will offer to large customers and national buying groups. This special makeup strategy will add incremental sales with reduced inventory expense and risk.

         Technology Licensing. Our patented technology can be licensed to
         --------------------
generate further incremental income with no direct overhead. Previous licenses for wedge inserts and other technology have generated nearly $1,000,000 in licensing-related revenues, 1995 - 1999. Our most recent license to Wilson Sporting Goods for a new weight-centered golf ball will generate royalty revenue to us for each ball sold by Wilson which uses the technology. In 2002, that technology is the centerpiece of Wilson's ball marketing strategy.

         Specialty Products. The Sergio Garcia Putterball, the Power Ti-Pod, and
         ------------------
the Carbite TT-1 ball, which incorporates the technology licensed to Wilson, diversify our product offering and increase our sales opportunities.

Product Design and Development

         The development of new products and the enhancement of current product lines is necessary for our growth and success. Our research and development expenses for 2001 and 2000 were $616,021 and $636,944, respectively. We intend to continue to invest in R&D and product development in the future.

Sales and Marketing

         Beginning in mid-2000, the Company began to reposition the customer mix away from heavy concentration in consumer direct sales and other non-traditional wholesale distribution toward a traditional domestic wholesale mix of off-course specialty, green grass, and general sporting goods.

         Retail. We sell primarily to U.S. retailers, handled by a national
         ------
network of 34 independent sales representatives supported by our executive office and an inside sales team in San Diego. Our products are carried by the majority of Off-Course Golf Specialty accounts. Our Green Grass penetration is below 10%, but in 2001 we implemented a plan to build that business with better reps, more in-house support, and sales programs specifically tailored to meet the needs of green grass. All but two General Sporting Goods multi-store chains carry Carbite.

         International. We sell our products outside the United States through
         -------------
independent distributors. The primary foreign market is Japan but we also sell to Korea, United Kingdom, Germany, Sweden, Puerto Rico, Malaysia, and the Philippines. International sales account for approximately 7% of sales.

         Internet. We maintain web sites at carbitegolf.com, putterball.com, and
         --------
teamdaiwa.com, which serve as an on-line catalog and investor relations vehicles. The Carbite site provides a description of the product line, our technology story, background and history of the Company, and a shopping cart feature through which consumers and dealers can buy product. The internet remains an exciting vehicle to introduce and educate consumers to the products and the technology. All our print and TV ads have a component to direct consumers to our website.

         Carbite Marketing. In 2001, Carbite's overall marketing theme was
         -----------------
"Carbite-The Short Game Solution", showcasing our two primary technologies-Polar Balancing and the "Brass Balls" insert. In 2001 we re-positioned our marketing away from the direct sales model of the past toward a more traditional brand education and information model. We employ a diverse and cost-effective combination of public relations, trade shows, promotion, print advertising, TV advertising, printed sales materials, and in-store point-of-purchase materials. We rely primarily on sales and marketing vehicles with a predictable ability to educate consumers, create demand, drive consumers to retail, and help retailers close the sale. As such, we generally avoid traditional image advertising.


         Daiwa Marketing. The Daiwa marketing strategy is a cost-effective and
         ---------------
careful one designed to educate the consumer to the presence of the product line and its attributes. We are leveraging current Daiwa brand awareness, not spending marketing dollars to build a brand.

         Customer Service Support. We maintain an in-house customer service
         ------------------------
department for both wholesale and direct consumer trade and a 24-hour 7-day-a-week telemarketing company answers customer calls generated by any infomercials.

         Infomercials. We have successfully used television infomercials to
         ------------
launch new products. The ViperBite in 1995, the Gyroseven utility wood in 1997, and the Polar Balanced Putter in 1998 were all introduced through infomercials. We believe that good infomercials can enhance consumer awareness of products, make immediate sales, and expand the retail customer base, In March 2001, we completed and began airing on a very limited basis a new infomercial, Winning Golf with Fuzzy Zoeller, featuring Carbite putters and wedges as the "Short Game Solution."

         Direct Response. By the beginning of 2001, the Company had rolled back
         ---------------
 nearly all of its Direct Response programs in order to concentrate on traditional wholesale distribution. We will maintain limited Direct Sales programs through our website, consumer shows, and inter-net programs that will also build brand awareness.

         Product Endorsements. In August, 1999, we entered into a five-year
         --------------------
 Endorsement Agreement with professional golfer Fuzzy Zoeller whereby Zoeller will play, endorse, and assist in the development of Carbite products worldwide. We also have short-term arrangements with a limited number of other players on other tours.

          Our total advertising and marketing related expenses were approximately $1.6 million and $3.1 million for 2001 and 2000.

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

Dependence on Major Customers

         During 2001 and 2000, no customer accounted for more than 10% of net sales revenue.

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

Employees

         As of December 31, 2001, we had 65 full-time employees, including 28 in product assembly and shipping, 19 in sales and marketing, and 18 in management, finance and administration. The employees are not represented by a union, and we consider our relations with employees to be satisfactory.

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

         No matters were submitted to the shareholders during the Fourth Quarter of 2001.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Common Stock Market

         Our common stock trades on the Canadian Venture Exchange, Canada. Following a 1:4 share consolidation which took effect October 14, 2001, the symbol was changed from CAB to CGT. As of December 14, 2001, we were also listed on the OTC Bulletin Board under the symbol CGTFF. The following table sets forth for the periods indicated the high and low closing prices in Canadian dollars for the common stock provided by the Canadian Venture Exchange.

             Fiscal Year 2001                   High         Low
             ----------------                   ----         ---
             First Quarter                   $  .88       $  .48
             Second Quarter                     .72          .48
             Third Quarter                      .84          .20
             Fourth Quarter                     .50          .20

             Fiscal Year 2000                   High         Low
             ----------------                   ----         ---
             First Quarter                   $ 2.84       $ 1.88
             Second Quarter                    2.08         1.40
             Third Quarter                     1.60          .88
             Fourth Quarter                    1.48          .40


All stock prices listed above have been retroactively restated as if the 1:4 reverse split had always been in effect. All per share and share amounts throughout have also been adjusted, unless otherwise noted.

         We have authorized capital stock of 50,000,000 shares of common stock, no par value.

         As of April 11, 2002, there were 7,074,751 shares of Common Stock issued and outstanding, held of record by approximately 1,100 persons and an additional 572,530 options and 141,039 warrants outstanding.

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

         At its Annual General Meeting on June 14, 2001, the shareholders of the Company authorized the Board of Directors to approve a reverse stock split of both the authorized and issued share capital of the Company using a ratio of 1:4. That consolidation became effective October 14, 2001. The revenue stock split has been applied retroactively in the Company's Consolidated Financial Statement and all share and per share information in this annual report is on a post split basis.

Stock Transfer Agent

         The Company's transfer agent and registrar is Pacific Corporate Trust Company, 625 Howe Street, Vancouver, British Columbia, Canada V6C 3B8.

Treasury Stock

         In September 2000, the Board of Directors authorized the Company to repurchase up to 250,000 shares of its common stock subject to market conditions and buying opportunities. During 2000, the Company purchased 14,500 shares of our common stock on the open market at a total cost of $9,950.00 Canadian dollars. These shares were cancelled as of October 11, 2001. No shares were repurchased in 2001.

Recent Sales Of Unregistered Securities

         During the Fourth Quarter of 2001, the Company sold or issued the unregistered securities listed below. All other such sales during 2001 have previously been included in a Quarterly Form 10-QSB.

         On December 14, 2001, we issued 212,425 shares of common stock to Fuzzy Zoeller Productions in connection with our Endorsement Agreement dated March 15, 2000 and in consideration for $150,000 US payable in 212,425 common shares at an average deemed price of $1.09 Canadian per share. No underwriters were used in this transaction and we relied upon the exceptions provided by Section 4(2) and/or Regulation D of the Securities Act.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATION

         The following Management's Discussion and Analysis of Financial Condition and Results of Operations addresses our financial performance for the fiscal years ended December 31, 2001 and 2000, and should be read in conjunction with our detailed consolidated financial statements and related notes appearing elsewhere in this Form 10-KSB.

         Carbite Golf Inc.'s net sales are derived from sales of golf equipment to on-course and off-course golf shops, selected sporting goods retailers, international distributors and direct sales to consumers. Net sales are accounted for on an accrual basis for all wholesale sales and on a cash basis for direct consumer sales.

         Carbite Golf Inc. does not manufacture the components for its golf clubs, relying instead on component suppliers. Costs of the clubs consist primarily of component parts, including the head, shaft and grip. Cost of goods sold also includes labor and facilities costs in connection with the inspection, testing and assembly of component parts at our facility in San Diego, California. Operating expenses are composed primarily of selling and marketing expenses, general and administrative expenses, and research and development expenses. Selling and marketing expenses include advertising, marketing, salaries and commissions.

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

         The following table sets forth the operating results expressed as a percentage of net sales for the periods indicated.

                        Statement of Operations (Year Ended December 31)



                                           2001                       2000

Net Sales                             $10,266,325       100.0%     $14,160,976      100.0%

Cost of goods sold                      7,080,824        69.0%       8,434,114       59.6%

Gross profit                            3,185,501        71.0%       5,726,862       40.4%

Operating expenses                      6,179,540        60.2%       9,315,970       65.8%

Net operating loss                     (2,994,039)      (29.2%)     (3,589,108)     (25.3%)

Other Income (Expense)                 (1,640,586)      (16.0%)        202,758        1.4%

Loss before income taxes               (4,634,625)      (45.1%)     (3,386,350)     (23.9%)

Income taxes                              235,932         2.3%        (268,247)       1.9%

Loss                                   (4,870,557)      (47.4%)     (3,118,103)     (22.0%)

RESULTS OF OPERATIONS
---------------------

         NET SALES. Net consolidated sales for the year ending December 31, 2001 were $10,266,325 versus $14,160,976 for 2000, a decline of $3,894,651 or 27.5%.
Overall sales results were hurt by production delays in the Cap Series putters introduced in January 2001 but not fully shipping until July 2001 and continued weakness in sales of the Polar Balanced Wedge. Sales were also impacted by our termination in August 2000 of direct marketing programs. Although the direct marketing programs added to top line sales during 2000, they were terminated because they were not profitable.

         The terrorist attacks of September 11 also had a clear chilling effect on our business in the Fourth Quarter, exacerbating the usual seasonality we experience in November and December. Nearly $2 million of our $3.0 million operating loss for the year was attributable to the Fourth Quarter.

         2001 sales were impacted in general by a radical re-positioning of our product line and sales and distribution strategy. In June 2000, we set out to re-position the company away from direct response marketing and products outside our core competence of putters and wedges. To do that, we discontinued telemarketing sales programs of non-core products (irons, woods, and utility products) which had accounted for nearly $4 million in sales in 2000. These programs had delivered top line sales, but proved unprofitable after high commissions and returns. In the short term, their termination hurt sales results in real dollars and comparative to prior years. But, in the long term their termination removed unprofitable sales and was consistent with our revised market strategy. In 2001, sales from direct programs were $433,000, mostly in the First Quarter, versus $4.6 million in 2000.

         By the beginning of 2001, we were positioned with two focused product lines - Carbite branded putters and wedges and a full line of products under the Daiwa license - and one primary trade channel - wholesale distribution to U.S. retail. On the Carbite side, our results were disappointing. We had some sales inefficiencies in the product line as we brought in new products to upgrade and replace putters that had been in the product line for over 3 years. The inefficiencies related to delayed deliveries and production of the new Cap Series. Wholesale putter sales were down 31% from 2000, wholesale wedge sales down 43% from 2000. Sales of our Daiwa full line products were up substantially to $1.6 million in 2001 versus $623,000 in 2000. In 2001, Daiwa wholesale sales were 16% of total sales versus 3% in 2000. Sales of the Putterball training aid were $741,181 in 2001 versus $262,148 in 2000.

         In 2001, we also saw a reduction in royalty income to $17,589 compared to $43,189 in 2000.

         COST OF GOODS SOLD AND GROSS MARGIN. Gross margins declined in 2001 to 31.0% compared to 40.4% for 2000. This decline was the result of: lower margins on closeout sales, particularly Polar Balance wedges; increased sales to international accounts ($970,000) and mass merchants ($1.3 million) with reduced margins; inventory obsolescence reserve at year end of $202,164; the continuing liquidation of returned product from discontinued telemarketing programs; continuing sales price pressures on our Z putters which were entering their fourth year in the market; and lower margins on some of our Daiwa product as we sought to build market share in our second year of distribution.

         OPERATING EXPENSES. Operating expenses for 2001 were $6,179,540 versus $9,315,970 for 2000, a reduction of 33.7%. As a percentage of sales, Operating Expenses were 60.2% in 2001 versus 65.8% in 2000. The primary components of Operating Expenses, Sales and Marketing, G&A, and R&D are detailed below.

         SALES AND MARKETING EXPENSE. Sales and Marketing expenses for 2001 were $3,335,002 compared to $6,047,402 for 2000, a reduction of 44.9%. As a percentage of sales, they were 32.5% in 2001 versus 42.7% in 2000. These reductions were a result of lower variable selling expenses on reduced sales volume, reduced staff, and substantially reduced media costs as we de-emphasized the role of the infomercial in our marketing.

         GENERAL AND ADMINISTRATIVE EXPENSE. G&A expenses in 2001 were $1,772,078 compared to $2,063,979 in 2000, a reduction of 14.1%. As a percentage of sales, G & A increased to 17.3% in 2001 versus 14.6% in 2000. G&A savings were principally the result of reduced salary expenses, reduced Bad Debt expense, and general overhead reductions.

         RESEARCH AND DEVELOPMENT. R&D expenses in 2001 were $616,021 compared to $636,944 in 2000, a decrease of 3.3%. As a percentage of sales, R&D expenses were 6.0% in 2001 versus 4.5% in 2000. These expenses related primarily to salaries and product testing.

         INTEREST EXPENSE. Interest expense included in general and administrative expenses on the financial statements in 2001 was $234,000 versus $97,517 in 2000. This increase was primarily a result of increased borrowing in the form of a $650,000 loan and a Credit Facility for product purchases provided by Inabata which was drawn as high as $1,350,000 during 2001 and had a balance due at year end of $1,010,905.

         GOODWILL WRITE-DOWN. At year end 2001, we wrote off all the remaining goodwill from our acquisition of Carbite, Inc in 1997. That resulted in a one-time non-cash charge of $1,642,814 under Canadian GAAP. However, under U.S. GAAP, the goodwill write down was $1,911,114. Since all the goodwill has been written off under both Canadian and U.S. GAAP, there is no longer a difference in the written-down carrying value of goodwill.

         INCOME TAXES. For 2001, the Company has recorded an income tax provision of $235,932. This provision mainly relates to the write off of current and long term future tax assets as the likelihood of realization of these future tax assets is unlikely.

         CAPITAL EXPENDITURES. Capital expenditures in 2001 were $303,176 compared to $293,130 in 2000. The capital expenditures relate to purchases of office equipment, machinery and equipment, trade show booths, and product tooling costs.

         DEFERRED COSTS Deferred costs incurred by the company in 2001 amounted to $205,051 and were capitalized under Canadian GAAP. These relate to the completion of the Fuzzy Zoeller infomercial that we aired only sporadically in 2001. $138,000 of amortization relating to these deferred cost was expensed in 2001. Under U.S. GAAP, all deferred costs are expensed as incurred and as a result no amortization of deferred costs would be recorded.

Bad Debts and Credit Risk

         For the year ending December 31, 2001, we incurred bad debt expense of $241,758, approximately 2.4% of net sales for the year, compared to $471,645 or 3.3% of sales in 2000. Bad debt expense includes a reserve at year end of $300,000 (2000 - $175,000). We take all reasonable steps to perform ongoing credit evaluations of our customers and to impose credit holds as appropriate, but any substantial downturn in the retail golf market or the economy generally could result in unanticipated delinquent accounts of our customers. This would negatively impact operations by increasing bad debt expense and would reduce liquidity by reducing cash collections from accounts receivable.

Liquidity and Capital Resources

         We have historically financed our business through cash flow from operations and the private placement of equity and/or debt securities, supplemented from time to time with short-term borrowings from commercial lenders.

         We have the following sources of commercial credit:

          . Bank Line of Credit. We have a Line of Credit with U.S. National Bank in San Diego (previously Scripps Bank) which was extended on September 24, 2001 for a four-month period through January 15, 2002, with a limit of $500,000. On April 12, 2002, U.S. National Bank extended that line of credit through July 15, 2002. The extension agreement requires the company to reduce the amount outstanding to $450,000 from $490,000 at year end. The line of credit continues to bear interest at bank prime rate plus 2% and the company is required to make monthly principal payments of $10,000 commencing May 15, 2002.

         . Equipment loan with U.S. National Bank which had an outstanding balance at December 31, 2001 of $12,687.

         . $50,000 line of credit from Wells Fargo Bank which had an outstanding balance on December 31, 2001 of $41,857.

         . $650,000 loan from Inabata America Corporation. This is covered by a one-year renewable note dated March 23, 2001 with interest at 11% per annum. The loan is secured by the assets of the Company subject only to a first lien from the U.S. National Bank. We also agreed to pay Inabata a royalty on Putterball sales in Asia of $1 per unit (nominal sales in 2001) and offered Inabata a right of first refusal to manufacture components for the Company in Asia. At December 31, 2001, the $650,000 principal was outstanding. On March 22, 2002, Inabata agreed to extend this loan for 30 days on the condition that the Company make a minimum principal payment of $100,000 on the Inabata Credit Facility before the thirty days extension deadline.

         . Credit Facility for Product Purchases (LC and DP). The Company purchases some components from overseas vendors through a secured Credit Facility provided by Inabata America Corporation. At December 31, 2001, we had $1,010,905 principal and interest outstanding on that Credit Facility, all of which was due and payable at December 31, 2001.

         . Included in accounts payable is accrued interest of $94,595 as at December 31, 2001 on the above Inabata indebtedness.


     Net cash used by operating activities for the year ended December 31, 2001 was $1,444,831 compared to $935,018 for the year ended December 31, 2000. The Company had cash on hand at December 31, 2001 of $126,023, compared to $381,110 as at December 31, 2000. Cash flows from operations was impacted by reduced accounts receivable collections and reductions in accounts payable balances offset in part by the reduced inventory position at year end. Non cash outlays for depreciation and amortization increased by $18,662 and non-cash working capital balances relating to operations decreased by $633,700 versus 2000. In addition, there was a $1,642,804 non-cash write-down of goodwill at December 31, 2001.

     Cash used by investing activities was $579,265 in 2001 versus $536,601 in 2000. The cash used in 2001 was attributable to $205,051 for an infomercial, $74,806 in patent and trademark costs, and $303,176 in capital assets, including machinery, tooling, furniture, and computer equipment. Capital assets were disposed in the year for total proceeds of $3,768.

     Net cash provided by financing activities was $1,769,809 in 2001 versus $1,192,000 in 2000. The cash provided in 2001 was composed of $250,000 from an equity private placement and increased borrowings of $1,537,941, which was mainly from Inabata America Corporation. $18,132 was repaid on the equipment loan with U.S. National Bank in the year.

         Accounts receivable, net of $300,000 allowance for doubtful accounts, at year end 2001 was $1,195,209 versus $1,092,455 in 2000, an increase of 9%. This increase in accounts receivable was due in part to the granting of extended terms into early 2002 for many accounts impacted by slow or no sales post-September 11. Customers were granted an extra 30 to 90 days extension on the payment of their accounts determined on an account by account basis.

         Inventory at year end 2001 was $2,460,134 versus $3,169,908 in 2000. This decrease was the result of our close out programs that removed old inventory and improved inventory management and purchasing procedures. Inventory reduction was also impacted by extending credit terms for customers at year end to facilitate greater movement.

         To sustain and continue operations, the company will require $1-2 million in equity and/or debt financing. If we are unable to (i) extend the U.S. National Bank line of credit of $450,000 beyond July 15, 2002, (ii) reach agreement with Inabata on repayment of the $1,010,905 due on the credit facility at year end; and (iii) secure extensions of the Inabata loan beyond April 23, 2002, we will also need to repay and/or refinance each of these arrangements listed above. Senior management is scheduled to meet with Inabata management in Tokyo at the end of April. We are also actively investigating additional financing arrangements and have implemented internal programs designed to increase profitability and hence improve internal cash flow.

Critical Accounting Pronouncements

          The Company's discussion and analysis of its financial condition and results of operations, including the discussion on liquidity and capital resources, are based on its consolidated financial statements that have been prepared in accordance with Canadian generally accepted accounting principles and include a reconciliation note to U.S. generally accepted accounting principles. The preparation of these financial statements requires that management make estimates and judgments that affect reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, management reevaluates its estimates and judgments, particularly those related to the valuation of inventory, valuation of goodwill, and nature of deferred costs. Management bases its estimates and judgments on historical experience, contractual arrangements and commitments and on various other assumptions that it believes are reasonable in the circumstances. Changes in these estimates and judgments will impact the amounts recognized in the consolidated financial statements, and the impact may be material.

          Management believes the following critical accounting policies require more significant estimates and judgments in the preparation of the consolidated financial statements.

          The consolidated financial statements have been prepared on the going concern basis, which assumes the realization of assets and liquidation of liabilities in the normal course of operations. If the Company were not to continue as a going concern it would likely not be able to realize on its assets at values comparable to the carrying value or the fair value estimates reflected in the balances set out in the presentation of the consolidated financial statements. As described elsewhere in this Form 10-KSB, at December 3 1, 2001 the Company's operations have primarily been financed through debt or equity financing as the company has experienced continuing negative cash flows from operations. The current bank loan and line of credit facilities are either past due or in excess of their original limit. The company's ability to sustain and continue operations will be dependent on the continuing support of creditors and investors, in particular the renewal and extensions on the line of credit and loan facilities. If the Company is not able to generate sufficient positive cash flow to satisfy its liabilities as they come due, the assets and liabilities may have to be restated at liquidation values which may be materially less than their carrying values.

         Inventory of finished goods are carried at the lower of average cost and net realizable value. In estimating net realizable value, management evaluates the inventory turnover and sales trends of its finished goods on a product line basis, The net realizable value of its finished goods can be impacted by changes in general economic conditions, market preferences and the introduction of new or enhanced technologies as well as changes in the company's need to liquidate inventory. These changes could render the company's products less marketable and as a result impact the net realizable value and reserve for inventory obsolescence of finished goods.

         Accounts receivable are carried net of an allowance for amounts not considered recoverable. Managements reviews accounts receivable on an account by an account basis to determine any specific allowances required. The allowance also includes an estimate of unidentified losses which are determined based on general market conditions and is recorded as a general provision against accounts receivable as a whole. Changes in economic factors could negatively impact our customers and the recoverability of accounts receivable.

Recent Accounting Pronouncements

         On June 29, 2001, the FASB approved for issuance Statement of Financial Accounting Standards (SFAS) No. 141 "Business Combinations" ("SFAS 141") and SFAS No. 142, "Goodwill and other Intangible Assets" ("SFAS 142"). SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. As a result, the pooling-of-interests method will be prohibited. SFAS 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Thus, amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of this statement, which for Carbite Golf Inc. will be January 1, 2002. Management believes the adoption of SFAS No. 141 and 142 will not have a material effect on the Company's financial position or results of operations as all goodwill has been written off as at December 31, 2001.

         In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which addresses financial reporting and accounting for the impairment of disposal of long-lived assets. The statement supercedes SFAS 121, and the accounting and reporting provisions APB 30, for the disposal of a segment of a business. The provisions of SFAS 144 are required to be adopted by Carbite Golf Inc. effective January 1, 2002.

         Management believes the adoption of SFAS No. 144 will not have a material effect on the company's financial position or results of operations.

Risk Factors That May Affect Future Results and Financial Condition

         The Company's operations and financial results are subject to numerous risks, many of which are beyond the Company's control, including:

         Dependence on Polar Balanced Putters

         During 2001 and 2000, approximately 64% and 79% of our net sales were derived from sales of the Polar Balanced Putter line. Such sales are expected to account for a substantial portion of our net sales for some time. A decline in demand for, or average selling prices of, the Polar Balanced Putter would have a material adverse effect on our business.

         Our continued growth and success depend, therefore, on our ability to successfully develop and introduce new products accepted in the marketplace. Historically, a large portion of new golf club technologies and designs have been rejected by consumers. No assurance can be given that new products we are developing now or will develop in the future will meet with market acceptance. In addition, our competitors are always working on new products. Accordingly, our operating results could fluctuate as a result of the amount, timing and market acceptance of new product introductions by us and our competitors.

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

         We Will Need Future Capital And Additional Financing

         We are in the process of pursuing additional financing through equity placements and/or additional financing and re-financing of existing indebtedness. There is no assurance that our efforts will be successful. Adequate funds, whether through additional equity financing, debt financing or other sources may not be available when needed or on acceptable terms, or may result in further dilution to existing shareholders. If we cannot obtain sufficient financing we may need to curtail or cease our operating activities significantly. Our December 31, 2001 consolidated financial statements includes a continuing operations note and our auditor's report includes additional comments for U.S. readers. This additional note and auditors report addresses disclosure requirements on our ability to continue as a going concern due to the recurring operating losses, negative cash flows from operating activities, and requirements for additional funding. The consolidated financial statements do not reflect any adjustments that might result from the outcome of this uncertainty.

         We Must be Able to Manage Growth

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

         We Review Possible Acquisitions, But They Can be Risky

         We regularly review possible acquisition opportunities and may make future acquisitions of complementary services, technologies, product designs or businesses in the future. There can be no assurance that future acquisitions, if any, will be completed or that, if completed, any such acquisition will be effectively assimilated into our business. Acquisitions involve numerous risks, including, among others, loss of key personnel of the acquired company, the difficulty associated with assimilating the personnel and operations of the acquired company, the potential disruption of our ongoing business, the maintenance of uniform standards, controls, procedures and policies, and the impairment of our reputation and relationships with employees and customers. In addition, any future acquisitions could result in the issuance of additional dilutive equity securities, the incurrence of debt or contingent liabilities, and amortization expenses related to goodwill and other intangible assets, any of which could have a material adverse effect on our business.

         Outstanding Options and Warrants May Dilute Ownership

         As of April 11, 2002, there were outstanding options to purchase an aggregate of 572,530 shares of common stock and outstanding warrants to purchase an aggregate of 141,039 shares of common stock. The exercise of such outstanding options and warrants would dilute the percentage ownership of our stock, and any sales in the public market of common stock underlying such stock options could adversely affect prevailing market prices for the common stock. Moreover, the terms upon which we would be able to obtain additional equity capital could be adversely affected by the existence of such options or warrants.

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

         We Depend on a Limited Number of Component Suppliers

         We assemble all of our Carbite branded clubs at the San Diego facility. We do not manufacture the components required to assemble the golf clubs. We are dependent on a limited number of suppliers and do not have written supply agreements with any of them. Three suppliers for heads, all based in the Far East; three suppliers for shafts, two based in the Far East; and three suppliers for grips, one based in the Far East. Therefore, our success will depend on maintaining our relationships with existing suppliers and developing relationships with new suppliers.

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

         We Rely on Foreign Distributors for International Sales

         During 2001 and 2000, sales to international customers accounted for approximately 7% and 22% of our net sales. We rely on foreign distributors to market and sell our products outside the United States. Although we work closely with our foreign distributors, we cannot directly control such distributors' sales and marketing activities and, accordingly, cannot manage our product sales in foreign markets. Our foreign distributors may also distribute, either on behalf of themselves or other golf club equipment manufacturers, other product lines, including product lines that may be competitive with ours. Additionally, our international sales may be disrupted or adversely affected by events beyond our control, including currency fluctuations and political or regulatory changes.

         Forward-Looking Statements
         --------------------------

         This Form 10-KSB contains "Forward-looking statements" about our plans, strategies, objectives, expectations, intentions, anticipated growth, and possible acquisitions. Other statements that are not historical facts may also be forward-looking statements. When used in this report, the words "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," and similar expressions are generally intended to identify forward-looking statements. These statements are only predictions and actual results could differ materially. Factors that might cause such a difference are discussed throughout this Form 10-KSB including the section "Risk Factors" on pages 16 to 21. Any forward-looking statement speaks only as of the date we made the statements.

ITEM  7.   FINANCIAL STATEMENTS

                          INDEX TO FINANCIAL STATEMENTS
                                                                            Page
                                                                            ----
Auditors' Report of KPMG LLP, Chartered Accountants .............            23

Comments by Auditor for U.S. Readers on Canada-U.S. Reporting
         Difference .............................................            24

Consolidated Balance Sheets as of December 31, 2001 and 2000 ....            25

Consolidated Statement of Operations and Deficit for the years
         ended December 31, 2001 and 2000 .......................            26

Consolidated Statement on Cash Flows for the years ended
         December 31, 2001 and 2000 .............................            27

Notes to Consolidated Financial Statements ......................            28

                        Consolidated Financial Statements
                        (Expressed in U.S. Dollars)

                        CARBITE GOLF INC.

                        Years ended December 31, 2001 and 2000

[LOGO]

KPMG LLP
Chartered Accountants                                   Telephone (604) 854-2200
32575 Simon Avenue                                      Telefax (604) 853-2756
Abbotsford BC V2T 4W6                                   www.kpmg.ca
Canada

AUDITORS' REPORT

To the Shareholders of

Carbite Golf Inc.

We have audited the consolidated balance sheets of Carbite Golf Inc. as at December 31, 2001 and 2000 and the consolidated statements of operations and deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with Canadian generally accepted auditing standards and United States generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2001 and 2000 and the results of its operations and its cash flows for the years then ended in accordance with Canadian generally accepted accounting principles.


/s/ KPMG LLP

Chartered Accountants

Abbotsford, Canada

March 20, 2002, except for Note 17(c) which is as of April 12, 2002


[LOGO] KPMG LLP, a Canadian owned limited liability partnership established under the laws of Ontario, is a memeber firm of KPMG International, a Swiss association

[LOGO]

KPMG LLP
Chartered Accountants
32575 Simon Avenue                                      Telephone (604) 854-2200
Abbotsford BC V2T 4W6                                   Telefax (604) 853-2756
Canada                                                  www.kpmg.ca

Comments by Auditor for U.S. Readers on Canada-U.S. Reporting Difference

In the United States, reporting standards for auditors require the addition of an explanatory paragraph (following the opinion paragraph) when the financial statements are affected by conditions and events that may cast substantial doubt on the company's ability to continue as a going concern, such as those described in Note 1 to the financial statements. Our report to the shareholders dated March 20, 2002, except for Note 17(c) which is as of April 12, 2002 is expressed in accordance with Canadian reporting standards which do not permit a reference to such events and conditions in the auditor's report when these are adequately disclosed in the financial statements.


/s/ KPMG LLP

Abbotsford, Canada

March 20, 2002, except for Note 17(c) which is as of April 12, 2002


[LOGO] KPMG LLP, a Canadian owned limited liability partnership established under the laws of Ontario, is a memeber firm of KPMG International, a Swiss association

CARBITE GOLF INC.
Consolidated Balance Sheets
(Expressed in U.S. Dollars)

December 31, 2001 and 2000

================================================================================================================
                                                                                     2001                 2000
----------------------------------------------------------------------------------------------------------------
Assets

Current assets:
     Cash and cash equivalents                                             $      126,823       $      381,110
     Accounts receivable, net of allowance of $300,000
       (2000 - $175,000)                                                        1,195,209            1,092,455
     Inventory (Note 3)                                                         2,460,134            3,169,908
     Income taxes recoverable                                                           -              168,933
     Prepaid expenses                                                             213,118              127,643
     Future tax assets (Note 10)                                                        -              188,000
----------------------------------------------------------------------------------------------------------------
                                                                                3,995,284            5,128,049
Future tax assets (Note 10)                                                             -               42,000
Capital assets (Note 4)                                                           803,872              728,264
Patents and trademarks, net of accumulated amortization of
   $137,098 (2000 - $107,975)                                                     154,129              108,446
Deferred costs, net of accumulated amortization of $1,038,135
   (2000 - $900,032)                                                              359,068              292,120
Goodwill, net of accumulated amortization and write-downs
   of $2,899,804 (2000 - $967,000) (Note 5)                                             -            1,932,804
----------------------------------------------------------------------------------------------------------------

                                                                           $    5,312,353       $    8,231,683
================================================================================================================

Liabilities and Shareholders' Equity

Current liabilities:
     Bank loan and line of credit facilities (Note 6)                      $    2,193,591       $      655,650
     Accounts payable and accrued liabilities                                   1,662,486            1,606,068
     Current portion of long-term debt                                             12,687               15,319
----------------------------------------------------------------------------------------------------------------
                                                                                3,868,764            2,277,037
Long-term debt (Note 7)                                                                 -               15,500
Endorsement agreement payable (Note 14(b))                                         62,500               87,500
Shareholders' equity:
     Share capital (Note 8)                                                    12,035,462           11,635,462
     Deficit                                                                  (10,654,373)          (5,783,816)
----------------------------------------------------------------------------------------------------------------
                                                                                1,381,089            5,851,646
----------------------------------------------------------------------------------------------------------------
                                                                           $    5,312,353       $    8,231,683
================================================================================================================

Continuing operations (Note 1)
Commitments (Note 14)
Subsequent events (Note 17)

See accompanying notes to consolidated financial statements.

CARBITE GOLF INC.
Consolidated Statements of Operations and Deficit
(Expressed in U.S. Dollars)

Years ended December 31, 2001 and 2000

================================================================================================================
                                                                                     2001                 2000
----------------------------------------------------------------------------------------------------------------
Net sales                                                                 $    10,266,325     $     14,160,976
Cost of sales                                                                   7,080,824            8,434,114
----------------------------------------------------------------------------------------------------------------
Gross margin                                                                    3,185,501            5,726,862

Operating expenses:
     Selling                                                                    3,335,002            6,047,402
     Research and development                                                     616,021              636,944
     General and administrative                                                 1,772,076            2,063,979
     Amortization of deferred costs                                               138,103              167,137
     Amortization of goodwill, patents and trademarks                             319,123              311,642
     Settlement of contract dispute (Note 15)                                           -               90,000
     Foreign exchange gain                                                           (785)              (1,134)
     -----------------------------------------------------------------------------------------------------------
                                                                                6,179,540            9,315,970
----------------------------------------------------------------------------------------------------------------

Loss from operations                                                           (2,994,039)          (3,589,108)

Other income (expense):
     Write-down of goodwill (Note 5)                                           (1,642,804)                   -
     Commission revenue                                                                 -              176,427
     Gain on disposal of capital assets                                             1,625                    -
     Interest and other                                                               593               26,331
     -----------------------------------------------------------------------------------------------------------
                                                                               (1,640,586)             202,758
----------------------------------------------------------------------------------------------------------------

Loss before income taxes                                                       (4,634,625)          (3,386,350)

Income tax provision (Note 10):

     Current                                                                        5,932             (181,247)
     Future                                                                       230,000              (87,000)
     -----------------------------------------------------------------------------------------------------------
                                                                                  235,932             (268,247)
----------------------------------------------------------------------------------------------------------------

Loss                                                                           (4,870,557)          (3,118,103)

Deficit, beginning of year                                                     (5,783,816)          (2,665,713)
----------------------------------------------------------------------------------------------------------------

Deficit, end of year                                                      $   (10,654,373)    $     (5,783,816)
----------------------------------------------------------------------------------------------------------------


Loss per share, basic and diluted (Notes 12 and 8(c))                     $        (0.73)     $         (0.52)
================================================================================================================

See accompanying notes to financial statements.

CARBITE GOLF INC.
Consolidated Statements of Cash Flows
(Expressed in U.S. Dollars)

Years ended December 31, 2001 and 2000

-------------------------------------------------------------------------------------------------------
                                                                              2001                 2000
-------------------------------------------------------------------------------------------------------
Cash provided by (used in):

Operations:
     Loss                                                           $   (4,870,557)      $   (3,118,103)
     Items not affecting cash:
         Depreciation                                                      225,425              185,210
         Future income tax                                                 230,000              (87,000)
         Amortization                                                      457,226              478,779
         Gain on disposal of capital assets                                 (1,625)                   -
         Finder's fee paid with common shares                                    -               25,000
         Selling expense paid or payable with common shares                125,000              200,500
         Write-down of goodwill                                          1,642,804                    -
     Change in non-cash operating working capital:
         Accounts receivable                                              (102,754)           1,276,408
         Inventory                                                         709,774             (487,123)
         Income taxes recoverable                                          168,933             (396,805)
         Prepaid expenses                                                  (85,475)             157,998
         Accounts payable and accrued liabilities                           56,418              830,118
-------------------------------------------------------------------------------------------------------
                                                                        (1,444,831)            (935,018)

Investing:
     Deferred costs incurred                                              (205,051)            (204,375)
     Patent and trademark costs incurred                                   (74,806)             (39,096)
     Purchase of capital assets                                           (303,176)            (293,130)
     Proceeds on disposal of capital assets                                  3,768                    -
-------------------------------------------------------------------------------------------------------
                                                                          (579,265)            (536,601)

Financing:
     Issuance of common shares, net of reacquisitions                      250,000              741,541
     Repayments on long-term debt                                          (18,132)             (13,206)
     Increase in bank loan (net)                                         1,537,941              463,725
-------------------------------------------------------------------------------------------------------
                                                                         1,769,809            1,192,000
-------------------------------------------------------------------------------------------------------

Decrease in cash during the year                                          (254,287)            (279,559)

Cash and cash equivalents, beginning of year                               381,110              660,669
-------------------------------------------------------------------------------------------------------

Cash and cash equivalents, end of year                              $      126,823       $      381,110
-------------------------------------------------------------------------------------------------------

Supplementary cash flow information:
     Interest paid                                                  $      136,330       $       52,116
     Income taxes paid                                                           -              204,769

Non-cash financing/investing activities:
     Shares issued for services                                     $      150,000       $      138,000
     Shares issued for assets                                                    -              301,200
-------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

CARBITE GOLF INC.
Notes to Consolidated Financial Statements
(Expressed in U.S. dollars unless otherwise noted)

Years ended December 31, 2001 and 2000

--------------------------------------------------------------------------------

1.   Continuing operations:

     The Company is incorporated under the laws of British Columbia, Canada and was continued into the Yukon Territory, Canada on October 22, 2001. The company's primary business activity is the development and sales of a proprietary brand of golf clubs and other golf products which represents a single operating segment. The Company's operations are located in San Diego, California, U.S.A.

     These financial statements have been prepared on the going concern basis which, in part, assumes that the Company will be able to generate sufficient positive cash flow to satisfy its liabilities as they come due. The ability to achieve sufficient cash flow is dependent upon the return to profitable operations and the continuing support of creditors and investors. If sufficient positive cash flow cannot be generated, the assets and liabilities may have to be restated at liquidation values which may be materially less than their carrying values.

     The Company has positive working capital, but has experienced continued negative cash flows from operations. Operations have primarily been financed through debt or equity financing. The current bank loan and a line of credit facilities are either past due or in excess of their original limit. The lenders for the loan and line of credit have not formally renewed or called the loans. Management has negotiated loan extensions, plans to request further extensions, and has arranged a prepayment of royalty fee income to address cash flow requirements (see Note 17). With the assistance of the Board of Directors, the company is actively pursuing additional financing through additional debt and/or equity and has implemented internal programs to improve cash flow.

2.   Significant accounting policies:

     (a)  Basis of presentation:

          The consolidated financial statements are prepared in accordance Canadian generally accepted accounting principles which conform in all material respects with accounting principles generally accepted in the United States, except as disclosed in Note 13.

          The consolidated financial statements include the accounts of the Company and the following subsidiaries:

          ----------------------------------------------------------------------
          Subsidiary                                        Percentage ownership
          ----------------------------------------------------------------------

          Carbite, Inc.                                                     100%
          AGS Acquisition Corp.                                             100%

          ----------------------------------------------------------------------


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

     (e)  Capital assets:

          Capital assets are recorded at cost. Depreciation has been provided over the estimated useful lives of the assets using the straight-line method at the following annual rates:

               Leasehold improvements                                   25%
               Manufacturing equipment                                  20%
               Office and computer equipment                            14%
               Trade show displays                                      14%

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

     (k)  Income taxes:

          The Company uses the asset and liability method of accounting for income taxes. Under this method, future tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and loss carryforwards. Future tax assets and liabilities are measured using enacted or substantively enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on future tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the substantive enactment date. To the extent it is not considered to be more likely than not that a future income tax asset will be realized, a valuation allowance is provided.

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

--------------------------------------------------------------------------------

3.   Inventory:

     ------------------------------------------------------------------------------------------------
                                                                          2001                 2000
     ------------------------------------------------------------------------------------------------
     Raw materials                                              $    1,438,201       $    2,115,495
     Finished goods                                                  1,021,933            1,054,413
     ------------------------------------------------------------------------------------------------

                                                                $    2,460,134       $    3,169,908
     ================================================================================================

4.   Capital assets:

     ------------------------------------------------------------------------------------------------
                                                                      2001                2000
     ------------------------------------------------------------------------------------------------
     Leasehold improvements                                     $       73,199       $       73,199
     Manufacturing equipment                                           968,542              795,103
     Office and computer equipment                                     453,779              421,524
     Trade show displays                                                94,714                    -
     ------------------------------------------------------------------------------------------------
                                                                     1,590,234            1,289,826
     Accumulated depreciation                                          786,362              561,562
     ------------------------------------------------------------------------------------------------

                                                                $      803,872       $      728,264
     ================================================================================================

5.   Impairment of goodwill:

     Carbite performed an assessment of the carrying values of goodwill based on current operating trends and expected future cash flows, and as a result, recorded a goodwill write-down of $1,642,804.

     The write-down was related to the goodwill associated with the acquisitions of Carbite Inc., AGS Acquisition Corp. and Printer Graphics Ltd. and resulted from continued under performance by the Company.

6.   Bank loan and line of credit facilities:

     -------------------------------------------------------------------------------------------
                                                                     2001                2000
     -------------------------------------------------------------------------------------------
     U.S. National Bank operating line of credit (i)            $       490,829      $  655,650

     Wells Fargo operating line of credit, unsecured (ii)                41,857               -

     Inabata America Corporation loan, payable in
       monthly instalments of interest only at 11%
       per annum, due March 23, 2002, secured (iii)                     650,000               -

     Inabata America Corporation line of credit (iv)                  1,010,905               -
     -------------------------------------------------------------------------------------------
                                                                $     2,193,591      $  655,650
     ===========================================================================================

--------------------------------------------------------------------------------

     (i) The U.S. National Bank operating line of credit has a maximum limit of $500,000 (2000 - $700,000) and matures January 15, 2002. The operating line bears interest at bank prime rate plus 2% (2000 - bank prime rate plus 1%) per annum. The U.S. National Bank loan (Note 7) and operating line of credit are secured by assignment of inventories, accounts receivable, equipment and assignment of insurance proceeds. As of the audit report date, the operating line of credit has not been formally renewed. The operating line continues to be in place at existing terms. The lender has the discretion to further reduce or eliminate the Company's line of credit, but has made no decision at this time.

     (ii) The Wells Fargo operating line of credit bears interest at 11.75% per annum and has a maximum limit of $50,000.

     (iii) The loan and the line of credit described in (iv) are secured by a security interest over all of Carbite's assets, subject only to a first lien from the U.S. National Bank. The lender has granted the Company a 30 day extension on the loan due March 23, 2002.

     (iv) The Inabata operating line of credit bears interest at 1% per month. The operating line of credit has a maximum limit of $500,000 and automatically renews on an annual basis unless either party notifies the other before sixty days before the respective anniversary date (April 1).

           Any increases to the line of credit over the maximum are at the lender's sole and unlimited discretion and payment can be requested on demand.

7.   Long-term debt:

     ---------------------------------------------------------------------------------------------------
                                                                              2001               2000
     ---------------------------------------------------------------------------------------------------
     U.S. National Bank loan, payable in monthly instalments of
       $1,501 including interest at bank prime rate plus 1.75% per
       annum, due November 2002, secured - see Note 6                      $   12,687       $    30,819

     Current portion                                                           12,687            15,319
     ---------------------------------------------------------------------------------------------------

                                                                           $        -       $    15,500
     ===================================================================================================

--------------------------------------------------------------------------------

8.  Share capital:

    Authorized (Note 8(c)):

       50,000,000 Common shares with no par value

    Issued:

     -----------------------------------------------------------------------------------------------------------
                                                                                 Number
                                                                                of shares             Amount
     -----------------------------------------------------------------------------------------------------------
     Balance, December 31, 1999                                                 5,606,621      $  10,454,721

     Shares reacquired on open market                                             (14,500)            (6,569)

     Issued in 2000:
         For cash                                                                 488,158            748,110
         For services   -  Finder's fee                                            25,000             25,000
                        -  Endorsement agreements (Note 14(b)(i))                  73,889            113,000
         For purchase of assets (i)                                               198,158            301,200
     -----------------------------------------------------------------------------------------------------------

     Balance, December 31, 2000                                                 6,377,326         11,635,462

     Issued in 2001:
         For cash                                                                 485,000            250,000
         For services   -  Endorsement agreements (Note 14(b)(i))                 212,425            150,000

     -----------------------------------------------------------------------------------------------------------
     Balance, December 31, 2001                                                 7,074,751      $  12,035,462
     ===========================================================================================================

   (i) On May 15, 2000, the Company acquired certain assets of a manufacturer and distributor of golf products in exchange for 198,158 common shares. The exchange was based on the market value of the Company's common shares at the date of purchase of the assets. The shares are subject to a one year hold period required by the regulatory authorities.

    a) Share options:

    ----------------------------------------------------------------------------------------------
                                                                                        Weighted
                                                                Number             average price
                                                            of options                 (CAD $'s)
    ----------------------------------------------------------------------------------------------
       Balance, December 31, 1999                              736,060                     $2.16

            Granted                                            220,000                      1.68
            Granted                                             55,000                      1.48
            Cancelled/expired                                 (279,625)                     2.64

    ----------------------------------------------------------------------------------------------

       Balance, December 31, 2000                              731,435                      1.76

            Granted                                                  -                         -
            Cancelled                                         (158,905)                     2.93
    ----------------------------------------------------------------------------------------------

       Balance, December 31, 2001                              572,530                     $1.23
    ----------------------------------------------------------------------------------------------

       The following share options were outstanding and exercisable at December 31, 2001:

    ----------------------------------------------------------------------------------------------
                                             Number           Exercise
                                          of shares              price               Expiry date
    ----------------------------------------------------------------------------------------------
                                                               (CAD $)
       Directors                             41,155               1.68           October 1, 2002
       Employees                             15,875               1.68           October 1, 2002
       Former Director                      151,750               0.04             March 1, 2003
       Employees and Directors               62,500               1.68          November 3, 2003
       Employee                              12,500               1.68             June 25, 2004
       Employees and Director                33,750               1.68         December 31, 2004
       Directors                             35,000               1.48            April 18, 2005
       Employee                              75,000               1.68           August 15, 2007
       Directors                            145,000               1.68           August 15, 2007
--------------------------------------------------------------------------------------------------

                                            572,530
--------------------------------------------------------------------------------------------------

         No compensation resulted from the granting of these options as the options were granted having exercise prices based on the market value of the Company's common shares at the date of grant.

         In April 2001, the Company received regulatory approval to re-price 165,780 outstanding share options from CAD $2.40 to a reduced exercise price of CAD $1.68.

    (b) Share purchase warrants:

        ------------------------------------------------------------------------
                                                                       Weighted
                                                    Number              average
                                                 of shares      price (CAD $'s)
        ------------------------------------------------------------------------

        Balance, December 31, 1999
          and 2000                                 294,164               $ 2.29
        Expired                                    (28,125)                2.08
                                                  (125,000)                2.20
        ------------------------------------------------------------------------

        Balance, December 31, 2001                 141,039               $ 2.41
        ========================================================================

        The following share purchase warrants were outstanding at December 31, 2001:

        ------------------------------------------------------------------------
                                     Number       Exercise
                                  of shares          price          Expiry date
        ------------------------------------------------------------------------
                                                    (CAD$)
        Warrants                     75,000           2.60         May 31, 2002
        Warrants                     66,039           2.20        June 12, 2002
        ------------------------------------------------------------------------

                                    141,039
        ========================================================================

    (c) Authorized:

        Following a special resolution of shareholders passed on June 14, 2001, the authorized share capital of Carbite Golf Inc. was altered by consolidating all of the 50,000,000 common shares without par value, every four of such shares being consolidated into one share. Subsequent to the consolidation, the authorized capital of Carbite Golf Inc. was increased back to 50,000,000 common shares without par value. Carbite Golf Inc. began trading on a consolidated bases on October 12, 2001.

        All current and comparative share, price per share, and loss per share figures have been retroactively restated as if the 1:4 reverse split had always been in effect.

9.   Segmented information:

     Revenue and long-lived assets relating to foreign and domestic operations based on the location of the customer are as follows:

     ---------------------------------------------------------------------------
                                                      2001              2000
     ---------------------------------------------------------------------------

     Net sales:
         United States                            $  9,551,430      $ 11,071,939
         Japan                                         223,171         2,528,870
         Other                                         491,724           560,167
     ---------------------------------------------------------------------------
                                                  $ 10,266,325      $ 14,160,976
     ---------------------------------------------------------------------------

     Capital assets:
         United States                            $    722,058      $    665,858
         Taiwan                                         81,814            62,406
     ---------------------------------------------------------------------------

                                                  $    803,872      $    728,264
     ---------------------------------------------------------------------------

     There are no major customers representing 10% or more of total sales.

10.  Income taxes:

     The Company's provision (recovery) for income taxes differs from the amounts computed by applying the combined U.S. federal and state income tax rate of 43% for the following reasons:

     --------------------------------------------------------------------------------------------------------
                                                                                 2001                2000
     --------------------------------------------------------------------------------------------------------
     Income tax recovery at the statutory rate                              $ (1,992,889)       $ (1,456,130)
     Increase in valuation allowance for net future tax assets                 1,136,753             738,041
     Adjustment for Canadian losses expired and exchange translation              74,209              76,066
     Adjustment for U.S. state losses that do not carry forward                  100,588              98,387
     Adjustment for U.S. federal losses reduced by state taxes                    41,821              53,122
     Amortization and write-down of non-deductible goodwill                      831,106             124,700
     Prior years' tax adjustments                                                      -              29,644
     Non-deductible expenses and other                                            44,344              67,923
     --------------------------------------------------------------------------------------------------------

     Actual tax provision (recovery)                                        $    235,932        $   (268,247)
     --------------------------------------------------------------------------------------------------------

     The tax effects of temporary differences that give rise to a significant portion of the future tax assets and future tax liabilities at December 31, 2001 and 2000 are presented as follows:

     ===========================================================================================
                                                                           2001            2000
     -------------------------------------------------------------------------------------------
     Future income tax assets:
         Accounts receivable and inventory                          $   274,000     $   188,000
         Net operating losses carried forward                         2,392,956       1,558,941
         Unclaimed Canadian research and development expenditures       127,963         135,925
         ---------------------------------------------------------------------------------------
                                                                      2,794,919       1,882,866

         Less: valuation allowance                                   (2,751,819)     (1,615,066)
         ---------------------------------------------------------------------------------------
         Net future income tax assets                                    43,100         267,800

     Future income tax liability:
         Capital assets and patents                                     (43,100)        (37,800)

     -------------------------------------------------------------------------------------------

     Net future income taxes                                        $         -     $   230,000
     ===========================================================================================

     In assessing the realizability of future tax assets, management considers whether it is more likely than not that some portion or all of the future tax assets will not be realized. The ultimate realization of future tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of future tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. The amount of the future tax asset considered realizable could change materially in the near term based on future taxable income during the carryforward period. At December 31, 2001 and 2000, a valuation allowance has been recognized to offset all net future tax assets arising in Canada as the Company's operations are substantially all outside of Canada (see Note 9) and the realization of these net assets is unlikely.

     The Company has unclaimed research and development expenditures of approximately CAD $474,000 which can be deducted for income tax purposes in Canada in future years at the Company's discretion.

     The Company has losses for tax purposes of approximately CAD $2,522,000 which are available to offset future years' taxable income in Canada expiring between 2002 and 2008.

     The Company has losses for tax purposes, both federal and state, which are available to offset future years' taxable income in the United States, expiring as follows:

     ==================================================================================
                                                                 Loss for        Expiry
                                                             tax purposes         dates
     ----------------------------------------------------------------------------------
     Federal                                                 $  4,565,346     2020-2021
     California                                                 2,752,618     2010-2011
     ==================================================================================

11.  Related party transactions:

     The following amounts were charged by directors and officers of the
Company:

     ==================================================================================
                                                                     2001          2000
     ----------------------------------------------------------------------------------
     Management salaries paid to directors                    $   241,976   $   339,455
     Royalties paid to a director                                  20,330        64,473
     Wages and fees paid to present and former officers           132,134       117,877

     ==================================================================================

     These transactions occurred in the normal course of operations and are measured at the exchange amount, which is the amount of the consideration established and agreed to by the related parties.

12.  Loss per share:

     The loss per share figures are calculated using the weighted average monthly number of shares outstanding during the respective fiscal years, which was 6,702,962 in 2001 and 5,954,832 in 2000. The effect of the exercise of share options and share purchase warrants outstanding is antidilutive in 2001 and 2000.

     All current and comparative figures have been retroactively restated as if the 1:4 reverse split had always been in effect.

13. Differences between generally accepted accounting principles in Canada and the United States:

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

     Had the Company followed U.S. GAAP, the deferred cost and goodwill section of the balance sheet contained within the consolidated financial statements would have been reported as follows:

     =========================================================================================
                                                   2001                          2000
                                        -------------------------     ------------------------
                                          Canadian           U.S.       Canadian          U.S.
                                              GAAP           GAAP           GAAP          GAAP
     -----------------------------------------------------------------------------------------
     Deferred costs (Note 13(a))        $  359,068    $         -     $  292,120    $        -
     Goodwill (Notes 13(c) and (d))              -              -      1,932,804     2,248,454
     =========================================================================================

     Had the Company followed U.S. GAAP, the shareholders' equity section of the balance sheet contained within the consolidated financial statements would have been reported as follows:

     =========================================================================================
                                                   2001                          2000
                                        -------------------------     ------------------------
                                          Canadian           U.S.       Canadian          U.S.
                                              GAAP           GAAP           GAAP          GAAP
     -----------------------------------------------------------------------------------------
     Shareholders' equity:
         Share capital                 $12,035,462    $12,035,462    $11,635,462   $11,635,462
         Additional paid-in
           capital (Note 13(d))                  -        668,174              -       668,174
         Deficit (Note 13(a))          (10,654,373)   (11,681,615)    (5,783,816)   (6,428,461)
     -----------------------------------------------------------------------------------------

                                       $ 1,381,089    $ 1,022,021    $ 5,851,646   $ 5,875,175
     =========================================================================================

     Had the Company followed U.S. GAAP, the statement of operations contained within the consolidated financial statements would have been reported as follows:

     =========================================================================================
                                                                            2001          2000
     -----------------------------------------------------------------------------------------
     Loss from operations under Canadian GAAP                        $(2,994,039)  $(3,589,108)
     Reversal of amortization of deferred costs (Note 13(a))             138,103       167,137
     Deferred costs incurred (Note 13(a))                               (205,051)     (204,375)
     Writedown of goodwill (Note 13(c))                               (1,911,104)            -
     Additional goodwill amortized (Note 13(d))                          (47,350)      (47,350)
     -----------------------------------------------------------------------------------------

     Loss from operations under U.S. GAAP                            $(5,019,441)  $(3,673,696)
     =========================================================================================

13. Differences between generally accepted accounting principles in Canada and the United States (continued):

     ---------------------------------------------------------------------------------------------
                                                                            2001              2000
     ---------------------------------------------------------------------------------------------
     Loss under Canadian GAAP                                        $(4,870,557)      $(3,118,103)
     Amortization of deferred costs (Note 13(a))                         138,103           167,137
     Deferred costs incurred (Note 13(a))                               (205,051)         (204,375)
     Write-down of additional goodwill (Note 13(c))                     (268,300)                -
     Additional goodwill amortized (Note 13(c))                          (47,350)          (47,350
     ---------------------------------------------------------------------------------------------

     Loss under U.S. GAAP, being comprehensive loss
       under U.S. GAAP                                               $(5,253,155)      $(3,202,691)
     =============================================================================================

     Loss per share under U.S. GAAP - basic and diluted              $     (0.78)      $     (0.54)
     =============================================================================================

     Had the Company followed U.S. GAAP, the statements of cash flows contained within the consolidated financial statements would have been reported as follows:

     ---------------------------------------------------------------------------------------------
                                                                            2001              2000
     ---------------------------------------------------------------------------------------------
     Cash used in operating activities under Canadian GAAP           $(1,444,831)      $  (935,018)
     Deferred costs incurred (Note 13(a))                               (205,051)         (204,375)
     ---------------------------------------------------------------------------------------------

     Cash used in operating activities under U.S. GAAP               $(1,649,882)      $(1,139,393)
     =============================================================================================

     Cash used in investing activities under Canadian GAAP           $  (579,265)      $  (536,601)
     Deferred costs incurred (Note 13(a))                                205,051           204,375
     ---------------------------------------------------------------------------------------------

     Cash used in investing activities under U.S. GAAP               $  (374,214)      $  (332,226)
     =============================================================================================

     (a) Deferred costs:

         Under U.S. GAAP, the expenditures that were deferred and amortized under Canadian GAAP would have been expensed in the year incurred against operations and accordingly, there would be no amortization of deferred costs.

     (b) Recent accounting pronouncements:

         (i) In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument be recorded on the balance sheet as either an asset or liability measured at its fair value. SFAS 133, as recently amended, is effective for fiscal years beginning after June 15, 2001. To date, the Company has not entered into derivative instruments. The adoption of SFAS 133 effective January 1, 2001 did not have a material effect on the Company's financial position or results of operations.

13. Differences between generally accepted accounting principles in Canada and the United States (continued):

     (b) Recent accounting pronouncements (continued):

         (ii) On June 29, 2001, the FASB approved for issuance Statement of Financial Accounting Standards (SFAS) No. 141 "Business Combinations" ("SFAS 141") and SFAS No. 142, "Goodwill and other Intangible Assets" ("SFAS 142"). SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. As a result, the pooling-of-interests method will be prohibited. SFAS 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Thus, amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of this statement, which for Carbite Golf Inc. will be January 1, 2002.

                Management believes the adoption of SFAS No. 141 and 142 will not have a material effect on the Company's financial position or results of operations as all goodwill has been written off at December 31, 2001.

         (iii) In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which addresses financial reporting and accounting for the impairment of disposal of long-lived assets. The statement supercedes SFAS 121, and the accounting and reporting provisions APB 30, for the disposal of a segment of a business. The provisions of SFAS 144 are required to be adopted by Carbite Golf Inc. effective January 1, 2002.

                Management believes the adoption of SFAS No. 144 will not have a material effect on the company's financial position or results of operations.

     (c) Impairment in goodwill and other intangibles:

                As described in Notes 2(f) and 2(g), the Company measures impairment for Canadian GAAP purposes by the excess of carrying values over the undiscounted estimated future cash flows. For

                U.S. GAAP purposes, the impairment calculation is made by reference to discounted future cash flows. There is no difference in the amount of the written-down carrying value to December 31, 2001, under a discounted or undiscounted cash flow method. However, under U.S. GAAP, goodwill, net of amortization would have been $268,300 more than under Canadian GAAP. This additional goodwill would also be impaired and written off under U.S. GAAP. As at December 31, 2001 there is no longer a difference in the carrying value of goodwill.

                Under U.S. GAAP, the entire writedown of goodwill of $1,911,104 would be included in loss from operations.

13. Differences between generally accepted accounting principles in Canada and the United States (continued):

     (d) Compensation expense:

         (i) Under U.S. GAAP, the estimated fair value of 151,750 fully vested options issued in exchange for fully vested options as part of the Carbite Inc. acquisition in a prior year would be recorded as additional cost of the acquisition. The estimated fair value of the options of $473,500 would have been recorded as additional goodwill and additional paid-in capital. This additional goodwill would be amortized over a period of ten years consistent with the amortization period recorded under Canadian GAAP. The remaining additional goodwill would be written down in 2001 under U.S. GAAP.

         (ii) During 2001, the Company repriced certain options previously issued (Note 8(a)). Under U.S. GAAP, the options would be accounted for as variable plan awards. In addition, a one time compensation expense would arise under FAS 123 (see (iii) below). Variable plan awards are awards for which the price of the award is not determinable until after the date of grant. The repricing of the options deems the options to be variable awards. Under variable award accounting, compensation expense is accrued at each measurement date for increases or decreases in the quoted market value of the shares covered by the grant but shall not be adjusted below zero on a cumulative basis. As the Company's stock price at December 31, 2001 was below the repriced amount of the options, no additional compensation expense is recorded for the repriced options.

         (iii) For U.S. GAAP purposes, the Company has elected under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-based Compensation" ("SFAS 123") to continue to apply the intrinsic value based method of accounting for stock-based compensation to employees under APB 25, "Accounting for Stock Issued to Employees". Under the intrinsic value method, stock compensation is the excess, if any, of the quoted market value of the stock at the date of grant over the amount the optionee must pay to acquire the stock. No additional compensation expense was recognized under APB 25 for the years ended December 31, 2001 and 2000.

13. Differences between generally accepted accounting principles in Canada and the United States (continued):

     (d) Compensation expense (continued):

              The Company follows the disclosure provisions of FAS 123. Had compensation cost been determined based on fair value at the grant date for options to employees consistent with the measurement provision of FAS 123, net loss and loss per share would have been:

              ---------------------------------------------------------------------------------
                                                                          2001             2000
              ---------------------------------------------------------------------------------
              Loss as reported under U.S. GAAP                     $(5,253,155)     $(3,202,691)
              Additional compensation for fair value of
                options issued or repriced                              (6,572)        (153,926)
              ---------------------------------------------------------------------------------

              Pro forma loss under U.S. GAAP                       $(5,259,727)     $(3,356,617)
              =================================================================================

              Pro forma loss per share under U.S. GAAP             $     (0.78)     $     (0.56)
              =================================================================================

              The following weighted average assumptions were used to estimate the fair value of options granted:

              ---------------------------------------------------------------------------------
                                                                          2001             2000
              ---------------------------------------------------------------------------------
              Risk-free interest rate                                        -              4.0%
              Dividend yield rate                                            -              0.0%
              Price volatility                                               -            134.0%
              Weighted average expected life of options                      -           1 year

              ---------------------------------------------------------------------------------

              The weighted average fair value of the options granted in 2000 was $0.56. No options were granted in 2001.

         (iv) The total additional paid in capital that would be recorded under U.S. GAAP is as follows:

              ---------------------------------------------------------------------------------
              Fair value of options (i)                                             $   473,500
              Options repriced in prior years                                           121,374
              Compensation expense on options issued
                as part of exclusive distribution contract                               73,300

              ---------------------------------------------------------------------------------
                                                                                    $   668,174
              =================================================================================

14.  Commitments:

     (a) Royalty agreement:

         The Company has a royalty agreement with one of the directors, which pays a fixed fee per club for certain clubs sold in exchange for the exclusive assignment of certain patents made by the director.

     (b) Endorsement agreements:

         (i) In August, 1999, the Company signed a six year endorsement agreement, which gives the Company unlimited worldwide use of the endorser's name and likeness in promotions for the Company and its products. The endorser also agrees to publicly use Carbite products while competing at PGA events, and participate in promotional activities the Company arranges.

              As consideration, the Company agreed to pay the endorser $138,000 in cash and shares for the six month period of the contract ending February, 2000. In addition, the Company agreed to pay the following annual amounts thereafter:

              ------------------------------------------------------------------
                                                       Dollar value        Total
              Contract year ended              Cash       of shares    agreement
              ------------------------------------------------------------------

              February 2001               $ 200,000    $    100,000    $ 300,000
              February 2002                 200,000         100,000      300,000
              February 2003                 275,000         225,000      500,000
              February 2004                 300,000         250,000      550,000
              February 2005                 325,000         250,000      575,000

              ------------------------------------------------------------------

              The contract can be terminated at the discretion of the Company at any future date as certain sales figures were not met in calendar year 2001 by the Company. For accounting purposes, the Company recognizes as a charge against income the proportionate consideration owing for services rendered in the fiscal year.

         (ii) In January 2001, the Company signed a two year endorsement agreement, which gives the Company use of the endorser's name and likeness in promoting of the Putterball Training aid. The promotional endorsement is limited only to the Putterball product. As consideration, the Company agreed to pay the endorser $25,000 in cash and a seven and one-half percent royalty of the net sales of Putterballs. In fiscal 2002, the Company will be granting the Licensor the option to purchase 6,250 shares of Carbite's common stock at the exercise price of $1.20 with an expiry date of January 26, 2006.

     (c) Trademark license and distribution agreements:

         In September 1999, the Company entered into two agreements with Daiwa Seiko ("Daiwa") of Japan:

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

         ii) A Distribution Agreement which designates the Company as the exclusive distributor of Daiwa golf products in the United States and Canada for a term of five years with an option to renew for an additional five years. The agreement is subject to termination upon certain events, including the failure for two consecutive years to undertake to meet certain minimum purchase obligations, which begin at $1.75 million for the first year of the agreement and escalate substantially each year thereafter. The Company has granted Daiwa share purchase warrants, exercisable through May 31, 2002, to buy 75,000 shares of the Company's common stock at CAD $2.60 per share. The Company must also pay 10% of Daiwa net sales for advertising and promotion of Daiwa products in the United States.

     (d) Lease commitment:

         During fiscal 2000, the Company signed a four year lease agreement expiring February 29, 2004 on the rental of its premises. The Company is required to make the base rent payments as outlined below plus its share of common area operating expenses.

                 =======================================================
                 Year                                      Lease Payment
                 -------------------------------------------------------

                 2001                                         $  289,340
                 2002                                            302,884
                 2003                                            313,310
                 2004                                             52,510
                 =======================================================

15.  Settlement of contract dispute:

     In fiscal 2000, the Company terminated an agreement for telemarketing services from a particular vendor. In settlement of the termination, the Company agreed to pay the vendor $90,000.

16.  Fair value of financial instruments:

     The Company's financial instruments include accounts receivable, accounts payable, accrued liabilities, bank loans and line of credit facilities. The carrying amounts approximate fair values due to the immediate or short-term maturity of these financial instruments.

17.  Subsequent events:

     (a) In March 2002, the Company amended its license agreement with Wilson Sporting Goods Company. Wilson Sporting Goods Company advanced the Company $375,000 on royalties due in 2002 or later under its license agreement in return for a paid up royalty credit of $500,000 to be applied against future royalties due under the agreement.

     (b) Inabata America Corporation granted the Company a 30 day extension on the $650,000 loan that was due March 23, 2002. Management anticipates further extensions or repayment of the loan through private placement funds.

     (c) On April 12, 2002, U.S. National Bank extended the company's line of credit through July 15, 2002. The extension agreement requires the company to immediately reduce the amount outstanding to $450,000 from $490,000 at year end. The line of credit continues to bear interest at bank prime rate plus 2% and the company is required to make monthly principal payments of $10,000 commencing May 15, 2002.

18.  Reclassification:

     Certain of the prior years' figures have been reclassified to conform to the presentation adopted in the current year.

ITEM  8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

There were no changes in or disagreements with accountants on accounting and financial disclosure.

                                    PART III

ITEM 9.    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

         As of December 31, 2001, the directors and executive officers of the Company were as follows:

Name                     Age     Position
----                     ---     --------

Ballard Smith             55     Director and Chairman of the Board
Chester S. Shira          73     Director of R&D and Director
John R. Pierandozzi       47     President, Chief Executive Officer and Director
Andrew W. Robertson       52     Executive Vice President, COO, and Secretary
Stanley R. Sopczyk        66     Vice President, Operations
David Nairne              47     Director
David Williams            59     Director
Russell Lewis             43     Director

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

         Russell Lewis was appointed a director in December, 2001. Mr. Lewis is the President and CEO of Rhino Linings USA, a privately-held company based in San Diego, which he founded in 1988. Rhino Linings is the world leader in sprayed-on polyurethane truck bed linings.

         We have a currently effective directors and officers liability insurance policy.

ITEM 10.   EXECUTIVE COMPENSATION.

         The following table shows the compensation paid by the Company to its Chief Executive Officer and all other executive officers of the Company whose annual salary and bonus exceeded $100,000 for the years indicated (collectively "Named Executive Officers.")

                                             Summary Compensation Table

                                                                                                      Long Term
                                                                                                    Compensation
                                                                   Annual Compensation/(2)/           Awards
                                                       -------------------------------------          ------

                                                                                                     Securities
                                                                                   Other Annual      Underlying       All other
                                                            Salary       Bonus     Compensation     Options/SAR's    Compensation
Name and Principal Position                         Year     ($)          ($)            ($)/(1)/         ($)           ($)
---------------------------                                 ------       -----      -------------   -----------      ------------
Chester S. Shira, Director of R&D and Director       2001   111,797                    20,330
                                                     2000   140,000         -0-        64,473
                                                     1999   140,000      25,000       174,637

John R. Pierandozzi, President and CEO/(4)/          2001   127,659
(5/22/00 - present)                                  2000    97,156
                                                     1999       -0-
                                                                                                      500,000

Andrew W. Robertson, Executive Vice President        2001   107,692
                                                     2000    71,076
                                                     1999       -0-

___________________
(1) Represents royalties paid to Mr. Shira pursuant to a Royalty Agreement dated March 1, 1993 between the Company and Mr. Shira and pursuant to an arrangement with the Company whereby he received 1/3 of certain royalties received from licensee KZ Golf.

(2) The compensation described in this table does not include certain perks and other personal benefits received by the Named Executive Officers, the value of which does not exceed the lesser of $50,000 or 10% of the Named Executive Officers total annual salary and bonus.

Option Grants in Last Fiscal Year

           The following table sets forth information concerning stock option grants made to the Chief Executive Officer and each of the other Named Executive Officers for the fiscal year ended December 31, 2001:

                                            Option/SAR Grants in Last Fiscal Year

                                                                     Individual Grants
                                      ------------------------------------------------

                          Number of          % of Total
                         Securities         Options/SAR's
                         Underlying           Granted to
                        Options/SAR's         Employees           Exercise or
 Name                     Granted (#)       in Fiscal Year      Base Price ($/Sh)      Expiration Date
 ----                   -------------       --------------      -----------------      ---------------
 None


Option Exercise and Holdings

           The following table sets forth information concerning option exercises and option holdings for the year ended December 31, 2001, with respect to Chief Executive Officer and the Named Executive Officers:

                                                           Aggregate Option/SAR Exercises in Last Fiscal Year
                                                                         and Fiscal Year End Option/SAR Values
                                                         -----------------------------------------------------
                                              Value Realized       Number of Unexercised               Value of Unexercised
                               Shares         Market Price at        Options/SAR's at               In-The-Money Options/SAR's
                             Acquired on       Exercise less             Fiscal Year End           at Fiscal Year End ($U.S.)/(1)/
                                                                  ----------------------------    ---------------------------------
Name                         Excercise (#)    Exercise Price      Exercisable    Unexercisable    Exeercisable      Unexercisable
----                         -------------    --------------      ----------------------------    ---------------------------------
                                               ($US)
                                               -----
                                                                                                         -0-              ---
Chester S. Shira                   ---               ---              59,905            ---


John R. Pierandozzi                                                                                      -0-
                                                                     137,000         25,000                               ---


Andrew W. Robertson                                                   88,875         15,000

Compensation of Directors

         We reimburse directors for expenses in connection with attending Board and Committee meetings, but do not pay them for serving as Directors.

Employment Agreements

         During 2001, the Company had Employment Agreements with three Senior Managers - Stanley Sopczyk, V.P., Operations, one year agreement at salary of $100,000 for the period July 1, 2001 through June 30, 2002; Andrew W. Robertson, Executive Vice President, sixteen month agreement for the period August 15, 2000 through December 31, 2001 at an annual salary of $90,000 which increased to $100,000 at February 15, 2001; and John Pierandozzi, President and CEO, sixteen month agreement for the period August 15, 2000 through December 31, 2001 at an annual salary of $110,000 which was later increased by the Board of Directors to $125,000 per year retroactive to the start date of the agreement, but to be paid only if the cash resources of the Company were adequate.

         In January 2002, the Company entered into new agreements with Messrs. Pierandozzi and Robertson, each for one year terms January 1, 2002 thru December 31, 2002, at salaries of $125,000 and $110,000 respectively.

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

COMMON STOCK - CERTAIN BENEFICIAL OWNERS

         The following are the only persons known to us to own beneficially, as of March 25, 2002, five percent (5%) or more of the outstanding shares of our common stock:

                                                                   Shares Beneficially Owned
Name and Address of Beneficial Owner/(1)/                         Number              Percentage/(2)/
---------------------------------------                           ------------------------------
Chester S. Shira/(3)/                                              1,098,323            15.5%
Ballard Smith/(4)/                                                   464,868            6.62%
David Williams/(5)/                                                  395,000             5.6%
Russell Lewis                                                        687,500             9.7%

_____________
(1) Unless otherwise indicated, the address of each person is in care of the Company at 9985 Huennekens Street, San Diego, California 92121. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of Common Stock subject to options, warrants or convertible securities that are currently exercisable, or exercisable within 60 days of April 11, 2002 are deemed outstanding for computing the percentage of the person holding such options, warrants or convertible securities but are not deemed outstanding for computing the percentage owned by any other shareholder listed. Except as indicated by footnote and subject to community property laws where applicable, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock shares as beneficially owned by them.

      (2) Percentage ownership is based on 7,074,752 shares outstanding as of April 11, 2002.

      (3) Includes 59,905 shares which Mr. Shira has the right to acquire upon exercise of outstanding options, all of which were exercisable as of April 11, 2002.

      (4) Includes 395,526 shares held by BCS Properties, Ltd, a partnership of which Mr. Smith is a principal; 49,342 shares which BCS Properties, Ltd. has the right to acquire upon the exercise of stock warrants, all of which were exercisable as of April 11, 2002; and 20,000 shares which Mr. Smith has the right to acquire upon exercise of outstanding options, all of which were exercisable as of April 11, 2002.

      (5) Includes 20,000 shares which Mr. Williams has the right to acquire upon exercise of outstanding options, all of which were exercisable as of April 11, 2002.

      COMMON STOCK - MANAGEMENT

               The following table sets forth information known to us regarding the beneficial ownership of our common stock, as of April 11, 2002 by each of the Company's directors, each Named Executive Officer, and all directors and executive officers as a group.


                                                      Shares Beneficially Owned
      Name and Address of Beneficial Owner/(1)/       Number     Percentage/(2)/
      -----------------------------------------       --------------------------
      Chester S. Shira/(3)/ ......................       1,098,323      15.5%
      John R. Pierrandozzi/(4)/ ..................         137,500       1.9%
      David Nairne/(5)/ ..........................          79,892       1.1%
      Ballard Smith/(6)/ ........................          464,868       6.6%
      David Williams/(7)/ ........................         395,000       5.6%
      William Wilson/(8)/ ........................          80,987       1.1%
      Russell Lewis ..............................         687,500       9.7%
      Andrew W. Robertson/(9)/ ...................          92,650       1.3%
      All directors and executive officers
      as a group .................................       2,349,220        33%
      ________________
     (1) Unless otherwise indicated, the address of each person is in care of the Company at 9985 Huennekens Street, San Diego, California 92121. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of Common Stock subject to options, warrants or convertible securities that are currently exercisable, or exercisable within 60 days of April 11, 2002 are deemed outstanding for computing the percentage of the person holding such options, warrants or convertible securities but are not deemed outstanding for computing the percentage owned by any other shareholder listed. Except as indicated by footnote and subject to community property laws where applicable, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock shares as beneficially owned by them.

      (2) Percentage ownership is based on 7,074,751 shares outstanding as of April 11, 2002.

      (3) Includes 59,905 shares which Mr. Shira has the right to acquire upon exercise of outstanding options, all of which were exercisable as of April 11, 2002.

      (4) Includes 137,500 shares which Mr. Pierandozzi has the right to acquire upon exercise of outstanding options, 112,500 of which were exercisable as of April 11, 2002. The remaining 25,000 vest and become exercisable on August 15, 2002.

      (5) Includes 20,000 shares which Mr. Nairne has the right to acquire upon exercise of outstanding options, all of which were exercisable as of April 11, 2002.

      (6) Includes 395,526 shares held by BCS Properties, Ltd, a partnership of which Mr. Smith is a principal; 49,342 shares which BCS Properties, Ltd. has the right to acquire upon the exercise of stock warrants, all of which were exercisable as of April 11, 2002; and 20,000 shares which Mr. Smith has the right to acquire upon exercise of outstanding options, all of which were exercisable as of April 11, 2002.

      (7) Includes 200,000 shares which Mr. Williams has the right to acquire upon exercise of outstanding options, all of which were exercisable as of April 11, 2002.

      (8) Includes 16,447 shares which Mr. Wilson has the right to acquire upon the exercise of stock warrants, all of which were exercisable as of April 11, 2002.

      (9) Includes 88,875 shares which Mr. Robertson has the right to assign upon exercise of outstanding options, 73,875 of which were exercisable as of April 11, 2002. The remaining 15,000 vest and become exercisable on August 15, 2002.

      ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

               Pursuant to a Royalty Agreement dated March 1, 1993, we pay royalties to Chester S. Shira, Director of Research and Development and Chairman of the Board. The Royalty Agreement provides for a royalty of $.50 per club on clubs employing any of the inventions set forth in the four patents assigned to us by Mr. Shira in March, 1993. The term of the Agreement is coextensive with the life of each of the four patents. All royalty payments are current. For 2001 and 2000, we paid Mr. Shira a total of $20,330 and $64,473 in connection with the 1993 Royalty Agreement.

               We have also paid Mr. Shira royalties in connection with licenses of other patents owned by the Company to certain third parties. In 2001, we paid Mr. Shira $11,300 as one-third of all royalties we received in 2001 from KZ Golf in connection with our License Agreement with KZ Golf dated October 28, 1998.

      ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

          (a)  Exhibits

      * 2.1 Agreement and Plan of Merger between Carbite, Inc., Carbite Golf, Inc. and Carbite Acquisition Corp. dated June 6, 1996

      * 2.2 Agreement between Advanced Golf Systems, Inc. and Carbite Golf, Inc. dated September 24, 1996

      * 3.1 Amended and Restated Articles of Incorporation and Bylaws of the Company

      * 4.1    Specimen Common Stock Certificate

      * 4.2    Form of Warrant

      *10.1 Royalty Agreement between Carbite, Inc. and C. S. Shira dated March 1, 1993

      *10.2 Employment Agreement between the Company and Chester S. Shira dated September 3, 1997

      *10.3 Employment Agreement between the Company and Michael A. Spacciapolli dated September 3, 1997

      *10.4 License Agreement between Carbite Golf Company and Taylor Made Golf dated January 1, 1995 and Amendment dated March 4, 1997

      *10.5 License Agreement between Carbite, Inc. and K Z Golf, Inc. dated October 28, 1998

      *10.6 Endorsement Agreement between Carbite Golf, Inc., Carbite, Inc. and Fuzzy Zoeller Productions, Inc. dated August 20 ,1999

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

      *10.12   Employee Confidentiality and Invention Agreement

      *10.13 Commercial Security Agreement between Carbite, Inc. and Scripps Bank dated May 15, 1999

      *10.14 Trademark License Agreement between Carbite Golf, Inc. and Daiwa Seiko, Inc. dated September 16, 1999

      *10.15 Exclusive Distribution Agreement between Carbite Golf, Inc. and Daiwa Seiko, Inc. dated September 16, 1999

      * 10.16 Lease Agreement between Manufacturers Life Insurance and Carbite, Inc. dated October 29, 1999 relating to facilities at 9985 Huennekens Street, San Diego, CA 92121

      * 10.17 Amended and Restated Endorsement Agreement with Fuzzy Zoeller Productions dated as of March 15, 2000 (incorporate by reference from Amendment No. 1 to Form 10-SB dated February 28, 2001)

      * 10.18 Asset Purchase Agreement Between Carbite Golf and Carizma Golf dated May 15, 2000

      *  10.19 Loan Agreement with Inabata America Corporation dated March 23,
               2001

      * 10.20 Employment Agreement between Carbite, Inc. and John R. Pierandozzi dated August 15, 2001

      * 10.21 Employment Agreement between Carbite, Inc. and Andrew W. Robertson dated August 15, 2001

      *   Previously filed and incorporated herein by reference

      **  Filed herewith

           (b) No reports on Form 8-K was filed during 2000.

      SIGNATURES

               In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                           CARBITE GOLF, INC.

      Date:       April 15, 2002                    By:  /s/ John R. Pierandozzi
                                                         -----------------------
                                                         John R. Pierandozzi
                                                         Chief Executive Officer
                                                         Principal Financial and
                                                         Accounting Officer

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the corporation and on the dates indicated:

      Signature                            Title                     Date

      /s/ Chester S. Shira                Director                  4/15/02
      ---------------------------
      Chester S. Shira

      /s/ David Nairne                    Director                  4/15/02
      ----------------
      David Nairne

      /s/ David Williams                  Director                  4/15/02
      ---------------------------
      David Williams

      /s/ Ballard Smith                   Director                  4/15/02
      ---------------------------
      Ballard Smith

      /s/ William Wilson                  Director                  4/15/02
      ---------------------------
      William Wilson

      /s/ Russell Lewis                   Director                  4/15/02
      ------------------
      Russell Lewis