Form 10QSB
period 2002-03-31
CARBITE GOLF INC
filed 2002-05-21
CIK 1095102

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended March 31, 2002

Commission File Number: 0-28707

CARBITE GOLF, INC.
(Exact Name of Small Business Issuer as Specified in Its Charter)

British Columbia, Canada	33-0770893
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

9985 Huennekens Street
San Diego, CA 92121
(Address of Principal Executive Offices)

Registrant’s Telephone Number (858) 625-0065

Check Whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that Registrant’s was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

On May 15, 2002, 7,074,751 shares of the Registrant’s Common Stock, no par value, were outstanding.

PART I—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

CARBITE GOLF INC.

CONDENSED CONSOLIDATED BALANCE SHEET
March 31, 2002 and December 31, 2001

	March 31, 2002	December 31, 2001
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash	$28,100	$126,823
Accounts receivable, net with allowance of $231,142 (December 31, 2001-$300,00)	2,301,301	1,195,209
Inventory (note 3)	2,509,402	2,460,134
Prepaid expenses	103,134	213,118

Total current assets	4,941,937	3,995,284

Capital assets, net of accumulated depreciation	760,750	803,872
Patents and trademarks, net of accumulated amortization	157,604	154,129
Deferred costs, net of amortization	315,337	359,068

Total assets	6,175,628	5,312,353

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	2,655,188	1,662,486
Bank loan and line of credit facilities (note 4)	2,105,128	2,193,591
Unearned royalty income	364,500	-0-
Current portion of long term debt	8,365	12,687

Total current liabilities	5,133,180	3,868,764
Endorsement agreement payable	-0-	62,500

Shareholders equity
Share capital	12,035,462	12,035,462
Deficit	(10,993,014)	(10,654,373)

Total shareholders equity	1,042,448	1,381,089

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,175,628	5,312,353

Continuing Operations [Note 1]

See accompanying notes to consolidated financial statements.

CARBITE GOLF INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
for the three months ending March 31, 2002 and March 31, 2001
(Unaudited)

	2002	2001
Net product sales	$2,672,023	$2,550,379
Royalty revenue	126,639	-0-

Net revenue	2,798,662	2,550,379
Costs of goods sold	1,672,452	1,349,160

Gross profit	1,126,210	1,201,219
Operating expenses:
Selling	884,703	1,187,562
General and administrative	383,431	469,954
Research and development costs	75,244	140,672
Amortization of deferred costs, patents and goodwill	48,431	82,595
Interest expense	73,042	28,028

	$1,464,851	$1,908,811

Loss	$(338,641)	$(707,592)
Deficit, beginning of period	(10,654,373)	(5,783,816)
Deficit, end of period	(10,993,041)	(6,491,408)

Basic and diluted loss per share (note 5)	$(0.05)	$(0.11)

CARBITE GOLF INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
for the three months ending March 31, 2002 and March 31, 2001
(Unaudited)

	2002	2001
Cash flows used in operating activities
Loss	$(338,641)	$(707,592)
Items not affecting cash:
Amortization of deferred costs	41,431	5,662
Amortization of patents and goodwill	7,000	76,933
Depreciation	57,411	53,210
Changes in non-cash operating working capital:
Inventories	(49,268)	(51,243)
Accounts receivable	(1,106,092)	(550,245)
Other current	109,984	(6,187)
Accounts payable and accrued liabilities	992,701	330,025
Unearned royalty income	364,500	-0-

Cash provide by (used in) operating activities	79,025	(837,063)

Cash flows from investing activities:
Purchases of capital equipment	(14,289)	(143,504)
Patent, trademark and deferred costs incurred	(8,175)	(68,241)

Cash used in investing activities	(22,464)	(211,745)

Cash flows from financing activities:
Repayment of endorsement agreement	(62,500)	-0-
Net payments under line of credit	(88,462)	(130,440)
Repayments of long term debt	(4,322)	(5,608)
Notes payable	-0-	650,000
Net proceeds from sale of common stock	-0-	250,000

Cash (used in) provided by financing activities	(155,284)	763,952

Decrease in cash and cash equivalents	(98,723)	(284,856)

Beginning of period cash and cash equivalents	126,823	381,110

End of period cash and cash equivalents	$28,100	$96,254

CARBITE GOLF INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Company is incorporated under the laws of British Columbia, Canada and was continued into the Yukon Territory, Canada on October 22, 2001. The company’s primary business activity is the development and sales of a proprietary brand of golf clubs and other golf products which represents a single operating segment. The Company’s operations are located in San Diego, California, U.S.A.

The accompanying condensed consolidated financial statements and related Notes as of March 31, 2002 and for the three months ended March 31, 2002 and 2001 are unaudited but include all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of financial position and results of operations of the Company for the interim periods. The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the operating results to be expected for the full fiscal year. The information included in this report should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto and the other information, including risk factors, set forth for the year ended December 31, 2001 in the Company’s Form 10-KSB. Readers of this Quarterly Report on Form 10-QSB are strongly encouraged to review the Company’s Form 10-KSB. Copies are available from the Company’s Investor Relations Department at 9985 Huennekens Street, San Diego, CA 92121.

Note 1—Continuing Operations

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

The Company has negative working capital at March 31, 2002 of $171,243. Operations have primarily been financed through debt or equity financing. The current bank loan and a line of credit facilities are either past due or in excess of their original limit. The lenders for the loan and line of credit have not formally renewed or called the loans. Management has negotiated loan extensions, plans to request further extensions, and has arranged a prepayment of royalty fee income to address cash flow requirements. With the assistance of the Board of Directors, the company is actively pursuing additional financing through additional debt and/or equity and has implemented internal programs to improve cash flow.

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES:

(a)  Basis of presentation:

The consolidated financial statements are prepared in accordance Canadian generally accepted accounting principles which conform in all material respects with accounting principles generally accepted in the United States, except as disclosed in Note 6.

The consolidated financial statements include the accounts of the Company and the following subsidiaries:

CARBITE GOLF INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Subsidiary	Percentage ownership
Carbite, Inc.	100%
AGS Acquisition Corp.	100%

(b)  Use of estimates:

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

CARBITE GOLF INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 3—INVENTORY

	March 31, 2002	December 31, 2001
	(Unaudited)	(Audited)
Inventories consist of:
Raw materials	$1,659,140	$1,438,201
Finished goods	854,262	1,021,933

	$2,509,402	$2,460,134

NOTE 4—BANK LOAN AND LINE OF CREDIT FACILITIES

(a)  The Company has a Line of Credit with U.S. National Bank in San Diego which had a maximum limit of $500,000 and matured on January 15, 2002. On April 12, 2002, U.S. National Bank extended the second extension on that line of credit through July 15, 2002. The second extension agreement requires the company to reduce the amount outstanding to $450,000 from $490,000 at year end. The line of credit continues to bear interest at bank prime rate plus 2% and the company is required to make monthly principal payments of $10,000 commencing May 15, 2002. At March 31, 2002, the outstanding balance due in this line of credit was $450,000. We also have an equipment loan with US Bank with a balance at March 31, 2002 of $8,365 and a Line of Credit with Wells Fargo Bank with a balance at March 31, 2002 of $25,857.

(b)  The Company has a $650,000 loan outstanding from Inabata America Corporation. This loan bears interest at 11% per annum. We agreed to pay Inabata a royalty on Putterball sales in Asia of $1 per unit and offered Inabata a right of first refusal to manufacture components for the Company in Asia. At March 31, 2002, the $650,000 principal was outstanding plus accrued interest of $17,850. The loan matured on March 23, 2002. On March 22, 2002, Inabata agreed to extend this loan for 30 days on the condition that the Company make a minimum principal payment of $100,000 on the Inabata Credit Facility before the thirty days extension deadline. We made that payment and on April 23, 2002 Inabata agreed to another 30 day extension to May 23, 2002 on the condition of another $100,000 payment to the Inabata credit line.

(c)  The Company also has a Credit Facility for Product Purchases with Inabata America Corporation. At March 31, 2002, $1,010,905 principal and interest was outstanding on this Credit Facility. The loan and line of credit with Inabata America Corporation are secured by a security interest over all Carbite’s assets, subject only to a first lien from the U.S. National Bank.

NOTE 5—LOSS PER SHARE

Loss per share figures are calculated by dividing the loss available to common shareholders by the weighted average of shares outstanding during the period. The weighted average number of shares for the three months ended March 31, 2002 was 7,074,751 shares. The computation of diluted loss per share excludes the effect of the exercise of share options and share purchase warrants outstanding because their effect would be antidilutive. At March 31, 2002, there were 572,530 share options and 141,039 share purchase warrants outstanding. All current and comparative figures have been retroactively restated as if the June 14, 2001 1:4 reverse split had always been in effect.

CARBITE GOLF INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 6—DIFFERENCES BETWEEN GENERALLY ACCEPTED ACCOUNTING PRINCIPLES IN CANADA AND THE UNITED STATES

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

Had the Company followed U.S. GAAP, the deferred cost section of the balance sheet contained within the consolidated financial statements would have been reported as follows:

	Three months ended March 31, 2002 (Unaudited)		Twelve Months ended December 31, 2001 (Audited)
	Canadian GAAP	U.S.GAAP	Canadian GAAP	U.S GAAP
Deferred Costs	315,337	$-0-	$359,068	$-0-

Had the Company followed U. S. GAAP, the shareholders’ equity section of the balance sheet contained within the consolidated financial statements would have been reported as follows:

	Three months ended March 31, 2002 (Unaudited)		Twelve Months ended December 31, 2001 (Audited)
	Canadian GAAP	U.S. GAAP	Canadian GAAP	U.S GAAP
Shareholders’ equity:
Share Capital	$12,035,462	$12,035,462	$12,035,462	$12,035,462
Additional Paid-in Capital	$-0-	$668,174	-0-	$668,174
Deficit	(10,993,014)	(11,978,825)	(10,654,373)	(11,681,615)

	$1,042,448	$725,811	$1,381,089	$1,022,021

Had the Company followed U.S. GAAP, the statement of operations contained within the consolidated financial statements would have been reported as follows:

	Three months ended March 31, 2002 (Unaudited)	Three Months ended March 31, 2001 (Unaudited)
Loss under Canadian. GAAP	$(338,641)	$(707,592)
Reversal of Amortization of Deferred Cost	$41,431	$-0-
Deferred Costs Incurred	-0-	(68,241)
Additional Goodwill Amortization	-0-	(11,838)

Loss under U.S. GAAP, being Comprehensive income (loss) under U.S. GAAP	$(297,210)	($787,671)

Loss per share under U.S. GAAP—basic and diluted	$(0.04)	$(0.12)

Had the Company followed U. S. GAAP, the statements of cash flows contained within the consolidated financial statements would have been reported as follows:

	Three months ended March 31, 2002 (Unaudited)	Three Months ended March 31,2001 (Unaudited)
Cash Provided by (Used in) operating activities
Under Canadian GAAP	$79,025	$(837,063)
Deferred Costs Incurred	-0-	(68,241)

Cash used in operating activities under U.S. GAAP	$76,025	$(905,304)

Cash used in investing activities under Canadian Basis	$(22,464)	$(211,745)
Deferred costs incurred	-0-	68,241

Cash used in investing activities under U.S. Basis	$(22,464)	$(143,504)

(a)  Reference should be made to Note 13 of audited consolidated Financial Statement for years ending December 31, 2001 and 2000 for a qualitative explanation of the differences between U.S. GAAP and Canadian GAAP as applied to the Company.

ITEM 2— MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements, which involve substantial risks and uncertainties. The company’s actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those in this section and elsewhere in this Quarterly Report on form 10-QSB.

RESULTS OF OPERATIONS

Net Product Sales.    Net product sales for the three months ending March 31, 2002 were $2,672,023 versus $2,550,379 for the three months ending March 31, 2001. Sales were essentially flat due to slow market conditions in general and lack of cash resources to actively market new products, particularly our B series products.

Royalty Revenue.    We earned $126,639 in Royalty Revenue from our ball technology licensing agreement with Wilson Sporting Goods.

Cost of Goods Sold and Gross Margin.    Gross margins in First Quarter 2002 were, 40.2% compared to 47.2% in 2001. This reduction was due to the fact that sales during the period included low margin sales on our Z putters and Polar Balanced Wedges which are being removed from the product line.

Operating Expenses.    Operating expenses for First Quarter 2002 were $1,464,851 versus $1,908,811 for First Quarter 2001, a decrease of 23.3%. This reduction was principally due to reduced selling and G & A expenses detailed below.

Sales and Marketing Expense.    Sales and marketing expenses for First Quarter 2002 were $884,703 compared to $1,187,562 for First Quarter 2001. As a percentage of net product sales, they were

33.1% in 2002 and 46.6% in 2001. The reduction was due to reduced media buying and other marketing expenses.

General And Administrative Expense.    G&A expenses in First Quarter 2002 were $343,431 compared to $469,954 in First Quarter 2001, a reduction of 18.4%. This reduction was principally due on-going efforts to reduce personnel and other overhead expenses.

Research And Development.    R&D expenses in First Quarter 2002 were $75,244 compared to $140,672 in First Quarter 2001, a reduction of 46.5% due to salary and personnel reductions.

Other Expenses.    Interest expense increased during First Quarter 2002 to $73,042 from $28,028 in First Quarter 2001 as we made greater use of our Line of Credit to fund new product purchases for 2002 inventory. Amortization expenses were $48,431 in First Quarter 2002 compared to $82,595 for First Quarter 2001. Amortization was substantially reduced as the Company wrote off all its remaining goodwill at the end of fiscal 2001.

Capital Expenditures.    Capital expenditures in the first quarter 2002 were $14,289 compared to $143,504 for 2001. These expenditures were for tooling. In 2001, Capital Expenditures were much higher due to infomercial production costs.

LIQUIDITY AND CAPITAL RESOURCES

We have historically financed our business through cash flow from operations and the private placement of equity and/or debt securities, supplemented from time to time with short-term borrowings from commercial lenders.

We have the following sources of commercial credit:

•
$450,000 Bank Line of Credit with U.S. National Bank in San Diego See Note 4 to Financial Statements for details. At March 31, 2002, this line had a balance of $490,000 and is secured by accounts receivable and inventory.

•	Equipment loan with U.S. National Bank which had an outstanding balance on March 31, 2002 of $8,365.

•	$50,000 line of credit from Wells Fargo Bank which had an outstanding balance on March 31, 2002 of $25,857.

•	$650,000 loan from Inabata America Corporation which had an outstanding balance on March 31, 2002 of $650,000. See Note 4 to Financial Statements for details.

•	Credit Facility for Product Purchases with Inabata America Corporation with balance due at March 31, 2002, of $1,010,905 principal and interest. See Note 4 to Financial Statements for details.

To sustain and continue operations, the company will require $1-2 million in equity and/or debt financing. If we are unable to (i) extend the U.S. National Bank line of credit of $450,000 beyond July 15, 2002, (ii) reach agreement with Inabata on repayment of the $1,010,905 due on the credit facility at year end; and (iii) secure extensions of the Inabata loan beyond May 23, 2002, we will also need to repay and/or refinance each of these arrangements listed above. We are actively investigating additional financing arrangements and have implemented internal programs designed to increase profitability and hence improve internal cash flow.

CRITICAL ACCOUNTING POLICES

The Company’s discussion and analysis of its financial condition and results of operations, including the discussion on liquidity and capital resources, are based on its consolidated financial statements that have been prepared in accordance with Canadian generally accepted accounting principles and include a reconciliation note to U.S. generally accepted accounting principles. The preparation of these financial statements requires that management make estimates and judgments that affect reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, management reevaluates its estimates and judgments, particularly those related to the valuation of inventory, valuation of goodwill, and nature of deferred costs. Management bases its estimates and judgments on historical experience, contractual arrangements and commitments and on various other assumptions that it believes are reasonable in the circumstances. Changes in these estimates and judgments will impact the amounts recognized in the consolidated financial statements, and the impact may be material.

Management believes the following critical accounting policies require more significant estimates and judgments in the preparation of the consolidated financial statements.

The consolidated financial statements have been prepared on the going concern basis, which assumes the realization of assets and liquidation of liabilities in the normal course of operations. If the Company were not to continue as a going concern it would likely not be able to realize on its assets at values comparable to the carrying value or the fair value estimates reflected in the balances set out in the the consolidated financial statements. As described elsewhere in this Form 10-KSB, at December 31, 2001 the Company’s operations have primarily been financed through debt or equity financing as the company has experienced continuing negative cash flows from operations. The current bank loan and line of credit facilities are either past due or in excess of their original limit. The company’s ability to sustain and continue operations will be dependent on the continuing support of creditors and investors, in particular the renewal and extensions on the line of credit and loan facilities. If the Company is not able to generate sufficient positive cash flow to satisfy its liabilities as they come due, the assets and liabilities may have to be restated at liquidation values which may be materially less than their carrying values.

Inventory of finished goods are carried at the lower of average cost and net realizable value. In estimating net realizable value, management evaluates the inventory turnover and sales trends of its finished goods on a product line basis. The net realizable value of its finished goods can be impacted by changes in general economic conditions, market preferences and the introduction of new or enhanced technologies, as well as changes in the Company’s need to liquidate inventory. These changes could render the company’s products less marketable and as a result impact the net realizable value and reserve for inventory obsolescence of finished goods.

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

PART II

OTHER INFORMATION

ITEM 5.     OTHER INFORMATION

In January, 2002, the Company entered into Employment Agreements with John Pierandozzi, President and Andrew W. Robertson, Executive Vice President for one year terms commencing January 1, 2002 through December 31, 2002 at salaries of $125,000 and $110,000 per year respectively. On April 23, 2002, Mr. Robertson resigned effective August 1, 2002. Mr. Pierandozzi’s contract provides for automatic renewal for additional one year periods unless the Company gives notice of non-renewal within 60 days of the end of the term. If the Company elects not to renew, he is entitled to severance in the form of compensation for six months. If the Company merges or enters into any transaction that causes a change of control, the term is extended for an additional two (2) years.

On April 15, 2002, the Company granted a total of 933,500 stock options to employees and directors as initial grants under a Stock Option Plan adopted January 26, 2002. Upon shareholder approval of the Plan and these option grants, prior option grants outside the Plan for an aggregate 420,780 shares will be exchanged and/or terminated.

On April 24, 2002, the Company agreed with Fuzzy Zoeller Productions to terminate its Endorsement Agreement for the services of Pro Golfer Fuzzy Zoeller effective May 1, 2002.

Following a Board Meeting on May 10, 2002, John Pierandozzi stepped down as CEO and Stan Sopczyk, Vice President of Operations , was named interim CEO. Mr. Pierandozzi will retain the title of President.

On May 13, 2002, David Williams resigned as a Director.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits.    None

(b)  Reports on Form 8-K.    No reports on Form 8-K were filed during the Quarter ending March 31, 2002.

SIGNATURE

In accordance with Section 13 or 15(d) of the Exchange Act, Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARBITE GOLF, INC.

By:	/s/ JOHN PIERANDOZZI
John Pierandozzi President

Date:    May 15, 2002