Form 10QSB
period 2002-06-30
CARBITE GOLF INC
filed 2002-08-19
CIK 1095102

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended June 30, 2002

Commission file Number: 0-28707

CARBITE GOLF, INC.
(Exact Name of Small Business Issuer as Specified in Its Charter)

British Columbia, Canada	33-0770893
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

9985 HUENNEKENS STREET
SAN DIEGO, CA 92121
(Address of Principal Executive Offices)

Registrant’s Telephone Number (858) 625-0065

Check Whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes    ☒ No    ☐

On August 16, 2002, 7,464,212 shares of the Registrant’s Common Stock, no par value, were outstanding.

PART I—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

CARBITE GOLF INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Expressed in U.S. Dollars)
June 30, 2002 and December 31, 2001

	June 30, 2002	December 31, 2001
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash	$318,427	$126,823
Accounts Receivable, Net of Allowance of $231,142 (December 31, 2001—$300,000)	1,513,077	1,195,209
Inventory (Note 3)	1,597,413	2,460,134
Prepaid Expenses	112,324	213,118

Total Current Assets	3,541,241	3,995,284
Capital Assets, Net of Accumulated Depreciation	707,733	803,872
Patents and Trademarks, Net of Accumulated Amortization	162,282	154,129
Deferred Costs, Net of Amortization	276,071	359,068

Total Assets	$4,687,327	$5,312,353

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable and Accrued Liabilities	$1,879,487	$1,662,486
Bank Loans and Line of Credit Facilities (Note 4)	1,882,492	2,193,591
Unearned Royalty Income (Note 5)	331,377	-0-
Current Portion of Long Term Debt	3,975	12,687

Total Current Liabilities	4,097,331	3,868,764
Endorsement Agreement Payable	-0-	62,500

Shareholders’ Equity
Share Capital (Note 7)	12,124,989	12,035,462
Deficit	(11,534,993)	(10,654,373)

Total Shareholders’ Equity	589,996	1,381,089

Total Liabilities and Shareholders’ Equity	$4,687,327	$5,312,353

Continuing operations (Note 1)

Commitments and contingencies (Note 4)

Subsequent Event (Note 9)

See accompanying notes to consolidated financial statements.

CARBITE GOLF INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(Expressed in U.S. Dollars)
June 30, 2002

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001
Net Product Sales	$2,292,784	$3,303,224	$4,964,807	$5,853,603
Royalty Revenue	38,192	-0-	164,831	-0-

Net Revenue	2,330,976	3,303,224	5,129,638	5,853,603
Costs of Goods Sold	1,381,284	1,688,558	3,053,736	3,037,718

Gross Profit	949,692	1,614,666	2,075,902	2,815,885
Operating Expenses:
Selling	777,398	924,872	1,662,101	2,112,434
General And Administrative	519,085	393,999	902,518	863,953
Research and Development Costs	78,887	100,128	154,131	240,800
Amortization of deferred costs,	58,084	71,669	106,513	154,264
patents and goodwill
Interest Expense	58,217	38,969	131,259	66,997

	1,491,671	1,529,637	2,956,522	3,438,448

Income (Loss)	$(541,979)	$85,029	$(880,620)	$(622,563)
Deficit, Beginning of Period	(10,993,014)	(6,491,408)	(10,654,373)	(5,783,816)

Deficit, End of Period	$(11,534,993)	$(6,406,379)	$(11,534,993)	$(6,406,379)

Basic and Diluted Loss per Share (Note 6)	$(0.07)	$0.01	$(0.09)	$(0.09)

See accompanying notes to consolidated financial statements.

CARBITE GOLF INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
for the six months ending June 30, 2002 and June 30, 2001
(Expressed in U.S. Dollars)

	2002	2001
	(Unaudited)
Cash Flows used in Operating Activities:
Loss	$(880,620)	$(622,563)
Items not affecting Cash:
Amortization of Deferred Costs	92,011	-0-
Amortization of Patents and Goodwill	14,500	154,264
Depreciation	107,000	98,884
Changes in Non-Cash Operating Working Capital:
Accounts Receivable	(317,868)	(1,072,011)
Inventories	862,721	(499,917)
Prepaid Expenses	100,794	(27,880)
Accounts Payable and Accrued Liabilities	306,528	1,453,338
Unearned Royalty Income	331,377	-0-

Cash Provided by (Used in) Operating Activities	616,448	(515,885)

Cash Flows from Investing Activities:
Purchases of Capital Equipment	(10,861)	(214,063)
Patent, Trademark and Deferred Costs Incurred	(31,667)	(265,175)

Cash Used in Investing Activities	(42,528)	(479,238)

Cash Flows from Financing Activities:
Repayment of Endorsement Agreement	(62,500)	-0-
Net Payments under Line of Credit and Bank Loans	(311,099)	(205,650)
Repayments of Long Term Debt	(8,712)	(8,497)
Notes Payable	-0-	650,000
Net Proceeds From Sale of Common Stock	-0-	250,000

Cash (Used In) Provided by Financing Activities	(382,311)	685,858

Increase in Cash and Cash Equivalents	191,604	(309,265)
Beginning of Period Cash and Cash Equivalents	126,823	381,110

End of Period Cash and Cash Equivalents	$318,427	$71,845

Supplemental cash flow disclosures:
Cash paid for:
Interest	$103,445	$50,624
Income taxes	$11,295	$11,734
Non-cash financing and investing activities:
Common stock issued to settle accounts payable	$89,527	-0-

See accompanying notes to Consolidated Financial Statements

CARBITE GOLF, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Company is incorporated under the laws of British Columbia, Canada and was continued into the Yukon Territory, Canada on October 22, 2001. The Company’s primary business activity is the development and sales of a proprietary brand of golf clubs and other golf products which represents a single operating segment. The Company’s operations are located San Diego, California, U.S.A.

The accompanying condensed consolidated financial statements and related Notes as of June 30, 2002 and for the three and six months ended June 30, 2002 and 2001 are unaudited but include all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of financial position and results of operations of the Company for the interim periods. The results of operations for the three and six months ended June 30, 2002 are not necessarily indicative of the operating results to be expected for the full fiscal year. The information included in this report should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto and the other information, including risk factors, set forth for the year ended December 31, 2001 in the Company’s Form 10-KSB. Readers of this Quarterly Report on Form 10-QSB are strongly encouraged to review the Company’s Form 10-KSB. Copies are available from the Company’s Investor Relations Department at 9985 Huennekens Street, San Diego, CA 92121.

NOTE 1—CONTINUING OPERATIONS:

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

The Company has negative working capital, at June 30, 2002, of $556,090. Operations have primarily been financed through debt or equity financing, supplemented by commercial loans. Our primary lenders are U.S. Bank and Inabata America Corporation, both of which are secured lenders with security interests in the assets of the Company. U.S. Bank is the senior lienholder. Our Bank Line of Credit with U.S. Bank expired July 15, 2002 with a balance due of $430,000. On July 15, 2002, the U.S. Bank agreed to extend the loan to December 31, 2002 with monthly principal payments of $5,000 to commence August 15, 2002. A condition of that extension, however, was the U.S. Bank’s receipt of an acceptable subordination agreement from Inabata as the junior lienholder. To date, Inabata has not provided such an agreement to the U.S. Bank and as a result the extension has not been implemented by the U.S. Bank.

On July 12, 2002 Inabata filed suit in Federal District Court in New York to recover $1,495,000 outstanding on loans and credit facilities to the Company. The Company filed an Answer to that Complaint on July 31, 2002. U.S. Bank has since advised the Company that it is conducting negotiations with Inabata whereby Inabata would acquire the U.S. Bank’s Note from the Company. If such a transaction took place, Inabata would have a first position security interest in all assets of the Company and the Company’s indebtedness to Inabata would be approximately $1,925,000, all currently overdue.

CARBITE GOLF, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As discussed in Note 9, the Company made a decision to lay off the majority of its work force and to suspend normal operations to conserve its cash reserves after Inabata began enforcing its security rights. To sustain and continue operations, the company will require an immediate $1-2 million in equity and/or debt financing. If we are unable to reach a forbearance agreement with Inabata, secure an extension with U.S. Bank, or otherwise resolve these overdue credit facilities, we will require $1,925,000 to pay these facilities. The Company’s immediate risk is that U.S. Bank will seek to enforce its security interest and that Inabata will continue to enforce its security interests. We are also actively investigating additional financing arrangements, but we have no viable commitments to date. Management is carefully reviewing its options for the Company, which may include seeking formal creditor protection.

As a result of these events, management has commenced a process to reevaluate certain of the assets of the Company, the carrying value of which may not be fully recoverable. During the quarter ended September 30, 2002, the Company will review whether and to what extent the carrying value assigned to its assets, primarily inventory, fixed assets, patents and trademarks and deferred charges, have been impaired and a reduction to fair value is required to be recognized. Any required impairment charge will be recognized in that quarter.

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES:

(a)	Basis of presentation:

The consolidated financial statements are prepared in accordance Canadian generally accepted accounting principles which conform in all material respects with accounting principles generally accepted in the United States, except as disclosed in Note 8.

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

(c)	Stock based compensation:

Effective January 1, 2002, the Company adopted the new Recommendations of Canadian Institute of Chartered Accountants with respect to the accounting for stock-based compensation and other stock-based payments. The new Recommendations are applied prospectively to all stock-based payments to non-employees, and to employee awards that are direct awards of stock, call for settlement in cash or other assets, or are stock appreciation rights that call for settlement by the issuance of equity instruments, granted on or after January 1, 2002, except grants outstanding at January 1, 2002 that call for settlement in cash or other assets or stock appreciation rights that call for settlement in equity instruments.

CARBITE GOLF, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company accounts for all stock-based payments to non-employees, and employee awards that are direct awards of stock, call for settlement in cash or other assets, or are stock appreciation rights that call for settlement by the issuance of equity instruments, granted on or after January 1, 2002, using the fair value based method. No compensation cost is recorded for all other stock-based employee compensation awards. Consideration paid by employees on the exercise of stock options is recorded as share capital and contributed surplus. The Company discloses the pro forma effect of accounting for these awards under the fair value based method (see Note 7(b)).

Under the fair value based method, stock-based payments to non-employees are measured at the fair value of the consideration received, or the fair value of the equity instruments issued, or liabilities incurred, whichever is more reliably measurable. The fair value of stock-based payments to non-employees is periodically re-measured until counterparty performance is complete, and any change therein is recognized over the period and in the same manner as if the Company had paid cash instead of paying with or using equity instruments. The cost of stock-based payments to non-employees that are fully vested and non-forfeitable at the grant date is measured and recognized at that date.

Under the fair value based method, compensation cost attributable to awards to employees that are direct awards of stock, or stock appreciation rights that call for settlement by the issuance of equity instruments, is measured at fair value at the grant date and recognized over the vesting period.

NOTE 3—INVENTORY

	June 30, 2002	December 31, 2001
	(Unaudited)	(Audited)
Inventories consist of:
Raw materials	$1,251,299	$1,438,201
Finished Goods	364,114	1,021,933

	$1,597,413	$2,460,134

NOTE 4—BANK LOANS AND LINE OF CREDIT FACILITIES

(a)
The Company has a Line of Credit with U.S. National Bank in San Diego which had a maximum limit of $500,000. At June 30, 2002, the outstanding balance due on this Line of Credit was $450,000. The Line of Credit matured on July 15, 2002, with a balance due of $430,000. The line of credit has not been repaid and continues to bear interest at bank prime rate plus 2%. On July 15, 2002, the U.S. Bank agreed to extend the loan to December 31, 2002 with monthly principal payments of $5,000 to commence August 15, 2002. A condition of that extension, however, was the U.S. Bank’s receipt of an acceptable subordination agreement from Inabata as the junior lienholder. To date, Inabata has not provided such an agreement to the U.S. Bank and as a result the extension has not been implemented by the U.S. Bank. This line of credit is secured by accounts receivable and inventory. We also have an equipment loan with U.S. Bank with a

CARBITE GOLF, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

balance at June 30, 2002, of $3,975 and a Line of Credit with Wells Fargo Bank with a balance at June 30, 2002, of $50,107.

(b)
The Company has a $650,000 loan outstanding from Inabata America Corporation. This loan bears interest at 11% per annum. We also agreed to pay Inabata a royalty on Putterball sales in Asia of $1 per unit and offered Inabata a right of first refusal to manufacture components for the Company in Asia. At June 30, 2002, the $650,000 principal was outstanding plus accrued interest of $35,750.

The Company also has a Credit Facility for Product Purchases with Inabata America Corporation. At June 30, 2002, $752,384 principal and interest was outstanding on this Credit Facility. The loan and line of credit with Inabata America Corporation are secured by a security interest over all Carbite’s assets, subject only to a first lien from the U.S. National Bank.

On July 12, 2002 Inabata filed suit in Federal District Court in New York to recover $1,495,000 outstanding on loans and credit facilities to the Company. The Company filed an Answer to that Complaint on July 31, 2002. U.S. Bank has since advised the Company that it is conducting negotiations with Inabata whereby Inabata would acquire the U.S. Bank’s Note from the Company. If such a transaction took place, Inabata would have a first position security interest in all assets of the Company and the Company’s indebtedness to Inabata would be approximately $1,925,000, all currently overdue. Beginning on or about August 6, 2002, Inabata commenced the sending of notices to certain of the Company’s customers that all cash payments due by such customers were to be paid directly to Inabata because the Company was in default of its Security Agreement with Inabata.

NOTE 5—UNEARNED ROYALTY INCOME

Unearned royalty income represents prepaid royalty fees for certain products licensed to third parties. Royalty fees are taken into income as earned upon the sale of the licensed products.

NOTE 6—LOSS PER SHARE

Loss per share figures are calculated by dividing the loss available to common shareholders by the weighted average common shares outstanding during the period. The weighted average number of common shares for the three and six month periods ended June 30, 2002 were 7,237,415 (2001—6,876,827) and 7,156,533 (2001—6,876,827 shares, respectively.

The computation of diluted loss per share excludes the effect of the exercise of share options and share purchase warrants outstanding because their effect would be antidilutive. At June 30, 2002, there were 1,085,260 share options outstanding.

CARBITE GOLF, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 7 – SHARE CAPITAL

(a)	Authorized:
50,000,000 common shares with no par value

Issued:
7,464,212 (December 31, 2001 – 7,074,751)

On May 12, 2002, the Company issued 389,461 shares of common stock to seven vendors or service providers of the Company in connection with Shares for Debt arrangements with each. All such shares were issued at a deemed price of $ 0.36 Canadian per share. No gain or loss arose on settlement of the liabilities.

(b)	Options:

During the period the company adopted the 2002 Equity Incentive Plan. Under the terms of this plan the company can issue a maximum of 1,450,000 options to acquire common shares or direct stock awards. Options or direct awards issued under the plan may be issued to employees, directors or consultants to the company. No option may be granted for a period longer than 10 years. During the period the company granted 512,220 options with an exercise price of $0.40 (CAD) per share.

The following table outlines the share options outstanding:

	Number of options	Weighted average price (CAD $’s)
Balance, December 31, 2001	572,530	1.23
Granted	512,720	0.40
Cancelled	—	—

Balance, June 30, 2002	1,085,260	$0.84

The company is committed to issue a further 420,780 options at an exercise price of $0.40 (CAD) per share in exchange for existing options issued with exercise prices ranging from $1.48 to $1.68 (CAD) per share. The granting of exchange options is subject to holders of existing options electing to exchange their options. As at August 16, 2002, no holders had elected to exchange their existing options. For Canadian GAAP purposes, this exchange offer will not result in additional stock compensation expense.

The fair value of options granted to employees in the period ended June 30, 2002 was $0.14 (CAD) (2001—$nil) per share using the Black Scholes option pricing model with the following weighted average assumptions:

— life of options	1 year
— volatility	186%
— risk free interest rate	3.85%
— dividend rate	0.00%

CARBITE GOLF, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Pro forma loss and loss per share using the fair market value method of accounting for stock based compensation for employee share options granted is as follows:

	Three months ended June 30, 2002	Six months ended June 30, 2002
	(Unaudited)	(Unaudited)

Net loss as reported	$(541,979)	$(880,620)
Pro forma compensation for stock options	46,873	46,873

Pro forma loss	$(588,852)	$(927,493)

Pro forma loss per share, basic and diluted	$(0.08)	$(0.13)

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

Had the Company followed U.S. GAAP, the deferred cost section of the balance sheet contained within the consolidated financial statements would have been reported as follows:

	June 30, 2002 (Unaudited) Canadian GAAP	U.S. GAAP	December 31, 2001 (Audited) Canadian GAAP	U.S GAAP
Deferred Costs	$276,071	$-0-	$359,068	$-0-

CARBITE GOLF, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Had the Company followed U. S. GAAP, the shareholders’ equity section of the balance sheet contained within the consolidated financial statements would have been reported as follows:

	Three months ended June 30, 2002 (Unaudited) Canadian GAAP	U.S. GAAP	December 31, 2001 (Audited) Canadian GAAP	U.S GAAP
Shareholders’ equity:
Share Capital	$12,124,989	$12,124,989	$12,035,462	$12,035,462
Additional Paid-in Capital	-0-	668,174	-0-	668,174
Deficit	(11,534,993)	(12,479,238)	(10,654,373)	(11,681,615)

	$589,996	$313,925	$1,381,089	$1,022,021

Had the Company followed U.S. GAAP, the statement of operations contained within the consolidated financial statements would have been reported as follows:

	Three months ended	Six months ended June 30, 2002	Three Months ended June 30, 2002	Six months ended June 30, 2001
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Income (Loss) under Canadian GAAP	$(541,979)	$(880,620)	$(707,592)	$(622,563)

Reversal of Amortization of Deferred Cost	92,011	133,442	-0-	-0-
Deferred Costs Incurred	(9,014)	(9,014)	(68,241)	(68,241)
Additional Goodwill Amortization	-0-	-0-	(11,838)	(11,838)

Income (Loss) under U.S. GAAP, being Comprehensive income (loss) under U.S. GAAP	$(458,982)	$(756,192)	$(787,671)	$(702,642)

Income (Loss) per share under U.S. GAAP—basic and diluted	$(0.06)	$(0.11)	$0.00	$(0.10)

CARBITE GOLF, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Had the Company followed U. S. GAAP, the statements of cash flows contained within the consolidated financial statements would have been reported as follows:

	Six months ended June 30, 2002	Six Months ended June 30, 2001
	(Unaudited)	(Unaudited)
Cash Provided by (Used in) operating activities Under Canadian GAAP	$616,448	$(515,885)
Deferred Costs Incurred	(9,014)	(68,241)

Cash used in operating activities under U.S. GAAP	$607,434	$(584,126)

Cash used in investing activities under Canadian GAAP	$(42,528)	$(479,238)
Deferred costs incurred	9,014	68,241

Cash used in investing activities under U.S. GAAP	$(33,514)	$(410,997)

During the six months ended June 30, 2002, the Company made an offer to grant 420,780 employee options, with a lower exercise price, under the company new option plan in exchange for existing outstanding employee options (note 7(b)). For accounting purposes, all resulting options subject to the exchange offer are considered to be variable plan options requiring variable accounting from the date of the offer on June 20, 2002 to the date the awards are exercised, forfeited or expire to the extent that the market price at the reporting date exceeds the new exercise price. No incremental compensation expense has been recognized for variable options to June 30, 2002.

Reference should be made to Note 13 of the audited Consolidated Financial Statement for years ending December 31, 2001 and 2000 for a qualitative explanation of the differences between U.S. GAAP and Canadian GAAP as applied to the Company.

NOTE 9—SUBSEQUENT EVENT

August 15, 2002, the Company announced its decision to lay off the majority of its work force and suspend most of its normal business operations. This move was made in response to our inability to resolve our credit facilities with our largest secured lender, Inabata, and the fact that Inabata had commenced the sending of notices to our customers. By such a suspension of operations, we can reduce expenses as we carefully review options as to the future of the business which may include seeking formal creditor protection.

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

RESULTS OF OPERATIONS

NET PRODUCT SALES.    Net product sales for the three months ending June 30, 2002, were $2,292,784 versus $3,303,224 for the three months ending June 30, 2001, a decline of 31%. Sales were down 15.2% to $4,964,807 from $5,853,603 for the six months ended June 30, 2002 compared to the six months ended June 30,2001. Sales were down due to reduced buying by our largest accounts, slow market conditions in general, and lack of cash resources to actively market new products, particularly our B series products.

ROYALTY REVENUE.    Royalty Revenue from our ball technology licensing agreement with Wilson Sporting Goods in the three months ended June 30, 2002 was $38,192 versus nil in 2001. For the six months ended June 30, 2002, Royalty Revenue was $164,831 compared to nil in the comparative period for the prior year. Sales by Wilson Sporting Goods under the ball technology licensing agreement began in 2002.

COST OF GOODS SOLD AND GROSS MARGIN.    Gross margins in Second Quarter 2002 was 41% compared to 49% in Second Quarter 2001. For the six months ended June 30, 2002 gross margin was 40% versus 48% the same period in 2001. The reduction in gross margin in the respective 2002 periods was due to low margin sales on our Z putters and Polar Balanced Wedges which are being removed from the product line.

OPERATING EXPENSES.    Operating expenses for Second Quarter 2002 were slightly lower versus Second Quarter 2001, $1,491,671 versus $1,529,637. For the six months ended June 30, 2002, Operating Expenses were $2,956,522 versus $3,438,448 for the same period in 2001. As noted below, Sales and Marketing and R & D expenses were down substantially, but G & A expenses increased for both the three months and six months periods ended June 30, 2002.

SELLING EXPENSE.    Selling expenses for Second Quarter 2002 were $777,398 compared to $924,872 for Second Quarter 2001, a reduction of 16%. As a percentage of net product sales, however they were 34% in 2002 and 28% in 2001. For the six months ended June 30, 2002 Sales and Marketing expenses were $1,662,101 versus $2,112,434 for the same period in 2001, a reduction of 21%. As a percentage of sales, they were 33% in 2002 versus 36% in 2001. These reductions were due to reductions in staffing and other cost cutting measures.

GENERAL AND ADMINISTRATIVE EXPENSE.    G&A expenses in Second Quarter 2002 were $519,085 compared to $393,999 in Second Quarter 2001, an increase of 31%. For the six months ended June 30, 2002, G&A Expenses were $902,518 versus $863,953 for 2001, an increase of 4.5%. These increases were due to an increase in Bad Debt reserves and one-time expenses for accrued vacation and severance as we reduced our work force.

RESEARCH AND DEVELOPMENT.    R&D expenses in Second Quarter 2002 were $78,887 compared to $100,128 in Second Quarter 2001, a reduction of 21% due to salary and personnel reductions. For the six months ended June 30, 2002, Research and Development Expenses were $154, 131 versus $240,800 a decrease of 36%, also the result of on-going personnel reductions.

OTHER EXPENSES.    Interest expense increased during Second Quarter 2002 to $58,217 from $38,969 in Second Quarter 2001 as we made greater use of our Line of Credit. For the six months ended June 30, 2002, Interest Expense was $131,259 versus $66,997 for the same period in 2001. Amortization expenses were $58,084 in Second Quarter 2002 compared to $71,669 for Second Quarter 2001. For the six months ended June 30, 2002, Amortized Expenses were $106,513 versus $154,264 for the same period in 2001. Amortization was substantially reduced in 2002 as the Company wrote off all its remaining goodwill at the end of fiscal 2001.

CAPITAL EXPENDITURES.    Capital expenditures in the Second Quarter 2002 were $5,967 compared to $78,251 for 2001. For the six months ended June 30, 2002, Capital Expenditures were $10,861 versus $214,063 in 2001. In 2001, Capital Expenditures were much higher due to infomercial production costs.

LIQUIDITY AND CAPITAL RESOURCES

We have historically financed our business through cash flows from operations and the private placement of equity and/or debt securities, supplemented from time to time with short-term borrowings from commercial lenders.

See Notes 1 and 4 to Consolidated Financial Statements for review and discussion of commercial lenders.

The Company has no readily available sources of capital nor any available commercial credit. At June 30, 2002, the Company has negative working capital of $556,090. On July 12, 2002 Inabata filed suit in Federal District Court in New York to recover $1,495,000 outstanding on its loans and credit facilities to the Company. On July 15, 2002, our Line of Credit with U.S. Bank expired with a balance due of $430,000 and has not to date been renewed. We have been advised that Inabata may buy out the position of US Bank and thereby become the only secured creditor with total indebtedness of approximately. $1,925,000. During August, 2002 Inabata initiated actions under its security rights including requesting cash payments due from Carbite customers to be paid directly to Inabata.

As discussed in Note 9, the Company made a decision to lay off the majority of its work force and to suspend normal operations to conserve its cash reserves after Inabata began enforcing its security rights. To sustain and continue operations, the company will require an immediate $1-2 million in equity and/or debt financing. If we are unable to reach a forbearance agreement with Inabata, secure an extension with U.S. Bank, or otherwise resolve these overdue credit facilities, we will require $1,925,000 to pay these facilities. Otherwise, the Company will be at immediate risk that Inabata and/or US Bank will seek to enforce their security interests. We are also actively investigating additional financing arrangements, but we have no viable commitments to date. The Company is reviewing all options, including seeking formal credit protection.

As a result of these events, management has commenced a process to reevaluate certain of the assets of the Company, the carrying value of which may not be fully recoverable. During the quarter ended September 30, 2002, the Company will review whether and to what extent the carrying value assigned to its assets, primarily inventory, fixed assets, patents and trademarks and deferred charges, have been impaired and a reduction to fair value is required to be recognized. Any required impairment charge will be recognized in that quarter.

CRITICAL ACCOUNTING POLICIES

The Company’s discussion and analysis of its financial condition and results of operations, including the discussion on liquidity and capital resources, are based on its consolidated financial statements that have been prepared in accordance with Canadian generally accepted accounting principles and include a reconciliation note to U.S. generally accepted accounting principles. The preparation of these financial statements requires that management make estimates and judgments that affect reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, management reevaluates its estimates and judgments, particularly those related to the valuation of inventory, valuation of accounts receivable, and nature of deferred costs. Management bases its estimates and judgments on historical experience, contractual arrangements and commitments and on various other assumptions that it believes are reasonable in the circumstances. Changes in these estimates and judgments will impact the amounts recognized in the consolidated financial statements, and the impact may be material.

Management believes the following critical accounting policies require more significant estimates and judgments in the preparation of the consolidated financial statements.

The consolidated financial statements have been prepared on the going concern basis, which assumes the realization of assets and liquidation of liabilities in the normal course of operations. If the Company were not to continue as a going concern it would likely not be able to realize on its assets at values comparable to the carrying value or the fair value estimates reflected in the balances set out in the consolidated financial statements. As described elsewhere in this Form 10-QSB, at June 30, 2002 the Company’s operations have primarily been financed through debt or equity financing as the company has experienced continuing negative cash flows from operations. The current bank loan and line of credit facilities are either past due or in excess of their original limit. Inabata America Corporation has commenced legal action to recover the $1,495,00 due on its credit facilities. The Company’s ability to sustain and continue operations will be dependent on the continuing support of creditors and investors, in particular the renewal and extensions on the line of credit and loan facilities and reaching a suitable agreement on the Inabata claim. If the Company is not able to generate sufficient positive cash flow to satisfy its liabilities as they come due, the assets and liabilities may have to be restated at liquidation values which may be materially less than their carrying values.

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

PART II

OTHER INFORMATION

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company’s Annual Meeting on June 20, 2002, the shareholders voted and approved the following: the appointment of KPMG, LLP Chartered Accountants as independent auditors; approval of Stock Incentive Plan and the grant of 933,500 options to certain employees and directors under that Plan; and election of the following persons to be Directors: Chester Shira; David Nairne; Ballard Smith; William Wilson; Stanley R. Sopczyk; Ronald Baker; and Russell Lewis.

ITEM 5.     OTHER INFORMATION

On May 12, 2002, the Company issued 389,461 shares of common stock to seven vendors or service providers of the Company in connection with Shares for Debt arrangements with each. All such shares were issued at a deemed price of $ 0.36 Canadian per share. No underwriters were used in this transaction and we relied upon the exceptions provided by Section 4(2) and/or Regulation D of the Securities Act.

On May 31, 2002, John Pierandozzi resigned as President. He had previously stepped down as CEO on May 9, 2002, at which time Stanley Sopczyk was named Interim CEO. On June 20, 2002, the Board of Directors named Mr. Sopczyk as President, CEO and CFO. The Board also approved a one-year Employment Agreement with Mr. Sopczyk dated as of June 1, 2002 for the period June 1, 2002 through May 31, 2003 at a minimum salary of $72,000 per year. The Board also named Ballard Smith, Chairman.

On July 15, 2002, the Company was served with a Complaint filed by Inabata America Corporation in the US District Court in New York seeking payment of $1,495,000 plus interest as amounts due on a Promissory Note dated March 23, 2001 and a product credit line. Through counsel, the Company filed an Answer to that Complaint on July 31, 2002. Beginning on or about August 6, 2002, Inabata commenced the sending of notices to certain of the Company’s customers that all cash payments due by such customers were to be paid directly to Inabata because the Company was in default of its Security Agreement with Inabata.

On August 5, 2002 the Company was advised by US Bank that it was in negotiations with Inabata whereby Inabata would purchase the bank’s Note with the Company and thereby acquire their secured position. To date, we have not been advised that such a transaction has been completed.

August 15, 2002, the Company announced its decision to lay off the majority of its work force and suspend most of its normal business operations. This move was made in response to our inability to resolve our credit facilities with our largest secured lender, Inabata, and the fact that Inabata had commenced the sending of notices to our customers. By such a suspension of operations, we can reduce expenses as we carefully review options as to the future of the business which may include formal creditor protection.

As a result of these events, management has commenced a process to reevaluate certain of the assets of the Company, the carrying value of which may not be fully recoverable. During the quarter ended September 30, 2002, the Company will review whether and to what extent the carrying value assigned to its assets, primarily inventory, fixed assets, patents and trademarks and deferred charges, have been impaired and a reduction to fair value is required to be recognized. Any required impairment charge will be recognized in that quarter.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits. None

(b)  Reports on Form 8-K. A Form 8-K Report was filed on August 16, 2002.

SIGNATURE

In accordance with Section 13 or 15(d) of the Exchange Act, Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARBITE GOLF, INC.

Date: August 19, 2002	By:	/s/ Stanley R. Sopczyk
Stanley R. Sopczyk President and CEO